Form 10-Q
period 1997-03-31
GO2NET INC
filed 1997-06-06
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
              -----------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


           DELAWARE                                             91-1710182
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                          1301 Fifth Avenue, Suite 3320
                                Seattle, WA 98101
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (206) 447-1595
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              (1)     Yes                    No   X
                          -----                 -----

The Registrant has been subject to such filing requirements since April 22, 1997, the effective date of its Registration Statement on Form 8-A under the Securities Exchange Act of 1934, which became effective simultaneously with its Registration Statement on Form S-1 (File No. 333-19051) under the Securities Act of 1933, as amended.

As of June 3, 1997, there were 4,497,850 shares of the Registrant's common stock outstanding.

                                                                           PAGE
PART I            FINANCIAL INFORMATION                                   NUMBER

ITEM 1:     Financial Statements

            Condensed Balance Sheets as of March 31, 1997
                  and September 30, 1996...................................  3
            Condensed Statements of Operations for the three
                  months ended March 31, 1997, the six
                  months ended March 31, 1997 and the period from
                  Inception (February 12, 1996) through
                  March 31, 1996...........................................  4
            Condensed Statements of Cash Flows for the three
                  months ended March 31, 1997, the six
                  months ended March 31, 1997 and the period from
                  Inception (February 12, 1996) through
                  March 31, 1996...........................................  5
            Notes to Financial Statements..................................  6

ITEM 2:     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  8

PART II           OTHER INFORMATION

ITEM 1:     Legal Proceedings.............................................. 14

ITEM 2:     Changes in Securities.......................................... 14

ITEM 3:     Defaults Upon Senior Securities................................ 14

ITEM 4:     Submission of Matters to a Vote of Security Shareholders....... 14

ITEM 5:     Other Information.............................................. 14

ITEM 6:     Exhibits and Reports on Form 8-K............................... 14

            SIGNATURES..................................................... 15

Exhibit 11  Calculation of Shares Used in Determining Net Loss Per Share... 16

Exhibit 27  Financial Data Schedule........................................ 17


                                  go2net, Inc.

                           CONDENSED BALANCE SHEETS

                                                                   March 31,        September 30,
                                                                     1997               1996
                                                                  -----------       ------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and Cash equivalents ...............................       $   135,090        $  865,742
  Prepaid Expenses ........................................            21,429             8,216
                                                                  -----------        ----------

    Total current assets ..................................           156,519           873,958

Property and equipment, net ...............................           247,953           179,328
Other assets ..............................................           297,918            12,955
                                                                  -----------        ----------
                                                                  $   702,390        $1,066,241
                                                                  ===========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued expenses ........................................       $    74,590        $   45,098
  Line of credit ..........................................           125,000                --
                                                                  -----------        ----------
       Total current liabilities ..........................       $   199,590        $   45,098

Shareholders' equity:

  9% Cumulative Redeemable Convertible Preferred Stock,
    $1.00 par value, authorized 1,000,000 shares; no
    shares and 927,500 shares outstanding .................                --         1,505,000
  Common stock, $0.01 par value, authorized 9,000,000
    shares; outstanding 2,657,850 and 1,619,100 shares ....         1,696,436            13,900
  Less 9% Cumulative Redeemable Convertible Preferred
    Stock subscriptions receivable ........................                --           (80,000)
  Accumulated deficit .....................................        (1,193,636)         (417,757)
                                                                  -----------        ----------

    Total shareholders' equity ............................           502,800         1,021,143

    Total liabilities and shareholders' equity ............       $   702,390        $1,066,241
                                                                  ===========        ==========



                  See notes to condensed financial statements.


                                 go2net, Inc.

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                          Period from Incept
                                         Three Months     (February 12, 1996
                                        Ended March 31,    Through March 31,   Six Months Ended
                                             1997                1996           March 31, 1997
                                        ---------------   ------------------   ----------------
Operating expenses:

  Advertising and marketing ............   $    9,644        $       --          $   22,156
  Product development ..................      175,264                --             312,659
  General and administrative ...........      229,220            15,250             449,264
                                           ----------        ----------          ----------

   Total operating expenses ............      414,128            15,250             784,079

Loss from operations ...................     (414,128)          (15,250)           (784,079)
Interest income, net ...................          921                --               8,201
                                           ----------        ----------          ----------
Net loss ...............................   $ (413,207)       $  (15,250)         $ (775,878)
                                           ==========        ==========          ==========
Net loss per share .....................   $     (.16)       $     (.01)         $     (.29)
Common shares and common equivalent
shares used to calculate net loss
per share ..............................    2,658,128         2,638,350           2,650,610



                  See notes to condensed financial statements.


                                  go2net, Inc.

                      CONDENSED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                   Six Months
                                               Three Months  Period from Inception    Ended
                                                   Ended       Through March 31,    March 31,
                                              March 31, 1997        1996               1997
                                              -------------- --------------------- ----------
Operating activities:

  Net loss ...............................       (413,207)        (15,250)          (775,878)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization ..........         16,025              --             37,645
  Stock Compensation .....................         28,000              --             28,000
Changes in assets and liabilities:
  Prepaid expenses .......................        (13,213)             --            (13,213)
  Other assets ...........................         (1,087)             --             (2,087)
  Accrued expenses .......................         41,975           4,153             29,492
                                                 --------         -------           --------
Net cash used in operating activities ....       (341,507)        (11,097)          (696,041)
Investing activities:
  Acquisition of property and equipment ..        (75,551)        (11,943)          (100,764)
  Other assets ...........................       (265,327)         (6,536)          (288,384)
                                                 --------         -------           --------
Net cash used in investing activities ....       (340,878)        (18,479)          (389,148)
Financing activities:
  Other ..................................           (463)             --               (463)
  Issuance of Common Stock ...............             --          13,750            150,000
  Borrowings from line of credit .........        125,000              --            125,000
  Proceeds from issuance of 9% Cumulative
    Redeemable Convertible Preferred Stock             --         350,000             80,000
                                                 --------         -------           --------
Net cash used in financing activities ....        124,537         363,750            354,537
Net (decrease) increase in cash and cash
equivalents ..............................       (557,848)        334,174           (730,652)
Net cash at beginning of period ..........        692,938              --            865,742
                                                 --------         -------           --------
Net cash at end of period ................        135,090         334,174            135,090
                                                 ========         =======           ========

                                  GO2NET, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.    THE COMPANY AND BASIS OF PRESENTATION.

      go2net, Inc. ("go2net" or the "Company") was incorporated on February 12, 1996 and is an interactive technology and media company that provides through its Internet sites proprietary content and commodity information relating to business and finance, sports and the Internet. In addition, the Company offers MetaCrawler, a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"), and go2vision, a Java-based desktop content delivery system. The Company provides such content and technology through its Internet sites located at <URL:http://www.go2net.com/> and <URL:http://www.metacrawler.com/>.

      The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, result of operations and cashflows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on April 22, 1997 (Reg. No. 333-19051). The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1997.

2.    INITIAL PUBLIC OFFERING

      In April 1997, the Company completed its initial public offering and issued 1,600,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $11.2 million of cash, net of underwriting discounts, commissions and other offering costs. On May 13, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 240,000 shares of its common stock at a price of $8.00 per share. The Company received an additional $1.7 million of cash, net of underwriting discounts and commissions.

3.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Net Loss Per Share

      Net loss per share is computed using the weighted average number of shares of common stock and preferred stock outstanding during such period, including shares of common stock issued after such period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, 9% Cumulative Convertible Redeemable Preferred Stock and common stock issued by the Company

                                  GO2NET, INC.

at prices below the assumed public offering price during the twelve-month period prior to the proposed offering have been included in the calculation as if they were outstanding throughout the periods presented, regardless of whether they are antidilutive (using the treasury stock method at an assumed public offering price of $8.00).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange commission on April 22, 1997 (Registration No. 333-19051) and in the Prospectus.

OVERVIEW

      The Company was incorporated on February 12, 1996 and is an interactive technology and media company that provides through its Internet sites proprietary content and commodity information relating to business and finance, sports and the Internet. In addition, the Company offers MetaCrawler, a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"), and go2vision, a Java-based desktop content delivery system. The Company provides such content and technology through its Internet sites located at <URL:http://www.go2net.com/> and
<URL:http://www.metacrawler.com/>. As of March 31, 1997, the Company had not generated any cash revenues.

      The Company has no operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet site will constitute substantially all of the Company's revenues, if any, during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenues from advertising on its Internet site, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in general, and specifically with respect to the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original, informative, entertaining and compelling content to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate revenues or that the Company will achieve, or maintain. profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses and, as of March 31, 1997, had an accumulated deficit of $1,193,636. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet content and applications. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will incur greater losses than anticipated.

      The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, operation and expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively implement its operating strategy, the Company may elect from time to time to make certain advertising and marketing or acquisition decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

      REVENUES

      The Company launched its Internet site on November 7, 1996 at which time it was still in the process of evaluating the technical features of the site. From the date of inception through March 31, 1997, the Company did not generate any cash revenues. As of March 31, 1997, the Company was not a party to any advertising or other agreement or arrangement from which it could record deferred revenues or reasonably expect to generate cash revenue. The sole source of funds for the Company from the date of inception through March 31, 1997, other than the sale of equity, has been interest income in the amount of $21,584.

      COSTS OF REVENUES

      Since inception and through March 31, 1997, the Company had not incurred any cost of revenues as the Company had not generated revenues during such period. Costs incurred during the period from inception to March 31, 1997 were recognized as product development expenses. There can be no assurance that the Company will be able to generate sufficient revenues, advertising or otherwise, to cover its costs of revenues. The failure to generate sufficient revenues in order to cover its costs of revenues will result in continued losses and will continue to have a material adverse effect on the Company's business, financial condition and operating results.

      OPERATING EXPENSES

      Advertising and Marketing. Advertising and marketing expenses consist primarily of public relations, travel and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the period from inception through March 31, 1996, the three months ended March 31, 1997 and the six months ended March 31, 1997 were $0, $9,644 and $22,156, respectively. The Company intends to significantly increase its advertising and marketing expenses in future periods.

      Product Development. Product development expenses consist of expenses incurred by the Company's initial development and creation of its Internet sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing, developing and editing Internet content. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the period from inception through March 31, 1996, the three months ended March 31, 1997, and the six months ended March 31, 1997 were $0, $175,264 and $312,659, respectively. The Company believes that significant investments in enhancing its Internet sites will be necessary to become competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

      General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the period from inception through March 31, 1996, the three months ended March 31, 1997 and the six months ended March 31, 1997 were $15,250, $229,220 and $449,264, respectively. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

      Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception. As of March 31, 1997, the Company had Federal net operating loss carry forwards of approximately $1,100,000. The Federal net operating loss carry forwards will expire beginning in 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company's principal source of liquidity was $135,090 in cash and cash equivalents derived from private sales of the Company's equity securities. The Company also has a $750,000 revolving line of credit with a commercial bank which expires on November 15, 1997. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate plus 1%. In January 1997, the Company borrowed $125,000 under this line of credit. The Company has primarily financed its operations through the private sale of equity securities.

      In April 1997, the Company completed its initial public offering and issued 1,600,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $11.2 million of cash, net of underwriting discounts, commissions and other offering costs. On May 13, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 240,000 shares of its common stock at a price of $8.00 per share. The Company received an additional $1.7 million of cash, net of underwriting discounts and commissions.

      Capital expenditures were approximately $11,943, $75,551 and $100,764 for the period from inception through March 31, 1996, the three months ended March 31, 1997, and the six months ended March 31, 1997, respectively. The Company has no material commitments for capital expenditures other than $96,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1997 consistent with its anticipated growth.

      The Company currently believes that available funds, cash flows expected to be generated from operations, if any, the existing line of credit and the net proceeds of the Offering will be sufficient to fund its working capital and capital expenditures requirements for the twelve months following completion of the Offering. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet content and applications. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet content and/or applications) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the Company's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in the Company's business, financial condition and operating results.

Additional Factors that May Affect Future Results

      The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of March 31, 1997, the Company had generated no revenue, and there can be no assurance that the Company will generate revenues in the future. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore there can be no assurance that the Company will achieve revenue growth or profitability. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

      As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on advertising revenues, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, broaden its customer support capabilities and establish brand identity and strategic alliances. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

      The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of services sold, the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising revenues being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's Interest site and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

      The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 and the Prospectus contained therein.

PART II           OTHER INFORMATION

ITEM 1:     Legal Proceedings

            None.

ITEM 2:     Changes in Securities

            None.

ITEM 3:     Defaults Upon Senior Securities

            None.

ITEM 4:     Submission of Matters to a Vote of Security Shareholders

                  On February 12, 1997, the stockholders of the Company, by
            written consent, approved amendments to the Company's Certificate of Corporation and By-laws, which are now in the form filed as exhibits to the Company's Registration Statement on Form S-1.

ITEM 5:     Other Information

            None.

ITEM 6:     Exhibits and Reports on Form 8-K

            Exhibit 11 - Calculation of Shares Used in Determining Net Loss Per Share

            Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GO2NET, INC.



Date:  June 5, 1997                   By: /s/ Russell Horowitz
                                          -----------------------------------
                                          Russell Horowitz
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                          (Principal Executive and Accounting
                                          Officer)