Form 10-Q
period 1997-06-30
GO2NET INC
filed 1997-08-13
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             91-1710182
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                          999 Third Avenue, Suite 4700
                                Seattle, WA 98104
                    ----------------------------------------
                    (Address of principal executive offices)

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

                               (1)  Yes   X             No
                                        -----             -----


As of August 13, 1997, there were 4,497,850 shares of the Registrant's common stock outstanding.

                                                                                                           PAGE
PART I                     FINANCIAL INFORMATION                                                          NUMBER

ITEM 1:  Financial Statements

                  Condensed Balance Sheets as of June 30, 1997
                           and September 30, 1996.......................................................     3
                  Condensed Statements of Operations for the three
                           months ended June 30, 1997, the three months ended
                           June 30, 1996, the nine months ended June 30, 1997
                           and the period from Inception (February 12, 1996)
                           through June 30, 1996........................................................     4
                  Condensed Statements of Cash Flows for the nine
                           months ended June 30, 1997
                           and the period from Inception (February 12, 1996) through
                           June 30, 1996................................................................     5
                  Notes to Financial Statements.........................................................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................     8

PART II                    OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    12

ITEM 2:           Changes in Securities.................................................................    12

ITEM 3:           Defaults Upon Senior Securities.......................................................    12

ITEM 4:           Submission of Matters to a Vote of Security Shareholders..............................    12

ITEM 5:           Other Information.....................................................................    12

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    12

                  SIGNATURES............................................................................    13

Exhibit 11        Calculation of Shares Used in Determining Net Loss Per Share..........................    14

Exhibit 27        Financial Data Schedule...............................................................    15

                                  GO2NET, INC.

                                              CONDENSED BALANCE SHEETS




                                                                                       June 30,           September 30,
                                                                                         1997                  1996
                                                                                     -----------          -------------
                                                                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents ....................................................     $12,202,759            $  865,742
  Prepaid expenses .............................................................         157,134                 8,216
  Receivables ..................................................................          32,502                     -
                                                                                     -----------            ----------

          Total current assets .................................................      12,392,395               873,958

Property and equipment, net ....................................................         371,230               179,328
Other assets ...................................................................         147,070                12,955
Lease deposit ..................................................................         303,909                     -
                                                                                     -----------            ----------
          Total assets .........................................................     $13,214,604            $1,066,241
                                                                                     ===========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accrued expenses .............................................................     $   261,850            $   45,098
  Short term borrowing .........................................................          59,834                     -
                                                                                     -----------            ----------
          Total current liabilities ............................................         321,684                45,098
Shareholders' equity:
  9% Cumulative Redeemable Convertible Preferred Stock,
     $1.00 par value, authorized 1,000,000 shares; no shares
     and 927,500 shares outstanding ............................................               -             1,505,000
  Common stock, $0.01 par value, authorized 9,000,000 shares;
     Outstanding 4,497,850 and 1,619,100 shares ................................      14,530,224                13,900
  Less 9% Cumulative Redeemable Convertible Preferred Stock
     subscriptions receivable ..................................................               -               (80,000)
  Accumulated deficit ..........................................................      (1,637,304)             (417,757)
                                                                                     -----------            ----------

          Total shareholders' equity ...........................................      12,892,920             1,021,143
                                                                                     -----------            ----------

          Total liabilities and shareholders' equity ...........................     $13,214,604            $1,066,241
                                                                                     ===========            ==========







                  See notes to condensed financial statements.

                                  GO2NET, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                          Three Months       Three Months         Nine Months        Period from
                                                                 Ended              Ended               Ended  Inception Through
                                                         June 30, 1997      June 30, 1996       June 30, 1997      June 30, 1996
                                                         -------------      -------------       -------------  -----------------

Revenue ............................................        $  149,590                  -         $   149,590                  -
 Cost of revenue ...................................            90,978                  -              90,978                  -
                                                            ----------         ----------         -----------         ----------
 Gross profit ......................................            58,612                  -              58,612                  -

Operating expenses:
   Advertising and marketing .......................        $   16,118         $    1,203         $    38,274         $    1,203
  Product development ..............................           233,689             16,417             546,348             16,417
  General and administrative .......................           358,900            102,034             808,164            117,284
                                                            ----------         ----------         -----------         ----------
     Total operating expenses ......................           608,707            119,654           1,392,786            134,904

Loss from operations ...............................          (550,095)          (119,654)         (1,334,174)          (134,094)
Interest income, net ...............................           106,426              4,093             114,627              4,093
                                                            ----------         ----------         -----------         ----------
Net loss ...........................................        $ (443,669)        $ (115,561)        $(1,219,547)        $ (130,811)
                                                            ==========         ==========         ===========         ==========
Net loss per share .................................        $     (.11)        $     (.04)        $      (.39)        $     (.05)
Common shares and common
equivalent shares used to calculate
net loss per share .................................         4,017,850          2,638,350           3,106,695          2,638,350




                  See notes to condensed financial statements.

                                  GO2NET, INC.

                                         CONDENSED STATEMENT OF CASH FLOWS
                                                    (Unaudited)


                                                                       Nine Months               Period from
                                                                          Ended               Inception Through
                                                                      June 30, 1997             June 30, 1996
                                                                      -------------           -----------------

Operating activities:
  Net loss .................................................           $(1,219,547)               $ (130,811)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization ............................                71,192                       705
   Stock compensation ......................................                28,000                         -
Changes in working capital:
  Prepaid expenses .........................................              (148,918)                   (8,216)
  Receivables ..............................................               (32,502)                        -
  Other assets .............................................                (3,131)                   (1,408)
  Lease deposit ............................................              (303,909)                        -
  Accrued expenses .........................................               216,752                    17,479
                                                                       -----------                ----------
Net cash used in operating activities ......................            (1,392,063)                 (122,251)
Investing activities:
  Acquisition of property and equipment ....................              (249,523)                 (129,857)
  Other assets .............................................              (144,556)                   (6,536)
                                                                       -----------                ----------
Net cash used in investing activities ......................              (394,079)                 (136,393)
Financing activities:
  Other ....................................................                  (463)                        -
   Issuance of Common Stock, net ...........................            12,983,788                    13,750
  Borrowing on Line of Credit ..............................               500,000                         -
  Payment on Line of Credit ................................              (500,000)                        -
  Short term borrowing .....................................                59,834                         -
  Proceeds from issuance of 9% Cumulative
     Redeemable Convertible Preferred Stock ................                80,000                 1,350,000
                                                                       -----------                ----------
Net cash provided by financing activities ..................            13,123,159                 1,363,750
Net increase in cash and cash
equivalents ................................................            11,337,017                 1,105,106
Cash and cash equivalents at beginning
of period ..................................................               865,742                         -
                                                                       -----------                ----------
Cash and cash equivalents at end of period .................           $12,202,759                $1,105,106
                                                                       ===========                ==========










                  See notes to condensed financial statements.

                                  GO2NET, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       THE COMPANY AND BASIS OF PRESENTATION

         go2net, Inc. is an interactive technology company that provides through its Internet site <URL: http://www.go2net.com/>: MetaCrawler <URL: http://www.metacrawler.com/>, a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); go2business
<URL: http://www.go2net.com/business/>, which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; go2vision <URL: http://www.go2net.com/vision/>, a Java-based desktop window that allows users to obtain stock quotes, sports scores and search the World Wide Web while simultaneously accessing other Internet sites or running other applications; and, since July 15, 1997, PlaySite <URL: http://www.playsite.com/>, a Java-based multi-user games network. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, result of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements as included in the Company's Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on April 22, 1997 (Reg. No. 333-19051). The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1997.

2.       INITIAL PUBLIC OFFERING

         In April 1997, the Company completed its initial public offering and issued 1,600,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $11.1 million of cash, net of underwriting discounts, commissions and other offering costs. On May 13, 1997, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 240,000 shares of its common stock at a price of $8.00 per share. The Company received an additional $1.7 million of cash, net of underwriting discounts and commissions.

3.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Net Loss Per Share
         Net loss per share is computed using the weighted average number of shares of common stock and preferred stock outstanding during such period, including shares of common stock issued after such period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, 9% Cumulative Convertible Redeemable Preferred Stock and common stock issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the proposed offering have been included in the calculation as if they were outstanding for all periods prior to the closing of the initial public offering, regardless of whether they are antidilutive (using the treasury stock method at the public offering price of $8.00).

         In February 1997, the Financial Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), which the Company will be required to adopt for interim and annual periods beginning after December 15, 1997. At that time, the Company will change the method currently used to compute net loss per share and restate all prior periods. The impact of Statement 128 on the calculation of the net loss per share is not expected to be material.

         Revenue Recognition
         The Company derives its revenue from the sale of advertisements on short-term contracts and barter transactions. Advertising revenues are recognized ratably over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts. Deferred revenue as of June 30, 1997 was not significant. Barter transactions are recorded at the lower of the estimated fair value of services received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. As of June 30, 1997, the Company had a $42,400 prepaid related to barter agreements. From the date of inception through June 30, 1997, the Company generated $149,590 in revenues, of which $133,390 was the result of barter transactions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange commission on April 22, 1997 (Registration No. 333-19051) and in the Prospectus contained therein.

OVERVIEW

         The Company was incorporated on February 12, 1996 and is an interactive technology company that provides through its Internet site <URL: http://www.go2net.com/>: MetaCrawler <URL: http://www.metacrawler.com/>, a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); go2business <URL: http://www.go2net.com/business/>, which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; go2vision <URL: http://www.go2net.com/vision/>, a Java-based desktop window that allows users to obtain stock quotes, sports scores and search the World Wide Web while simultaneously accessing other Internet sites or running other applications; and, since July 15, 1997, PlaySite <URL: http://www.playsite.com/>, a Java-based multi-user games network. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings. As of June 30, 1997, substantially all of the Company's revenues were generated from non-cash barter transactions.

         On July 22, 1997 the Company announced that it had formed a multi-user gaming network through its July 15, 1997 acquisition of PlaySite <URL: http://www.playsite.com>, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation for $500,000 in cash and 16,667 shares of the Company's common stock. PlaySite is based on a proprietary, 100% Java, multi-user communication system and game-building toolkit. Through PlaySite, the Company is focused on developing latency-tolerant multi-user board, card, trivia, party, adventure and simulation games, as well as chat, messaging and bulletin boards.

         The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet site will constitute substantially all of the Company's revenues, if any, during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenues from advertising on its Internet site, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in general, and specifically with respect to the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original, informative, entertaining and compelling content to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain, profitability or continue to generate revenues from operations in the future. Since inception, the Company has incurred significant losses and, as of June 30, 1997, had an accumulated deficit of $1,637,304. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and content. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will incur greater losses than anticipated.

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

RESULTS OF OPERATIONS

         REVENUES

         The Company launched its Internet site on November 7, 1996 at which time it was still in the process of evaluating the technical features of the site. From the date of inception through June 30, 1997, the Company has generated $16,200 in cash revenues and $133,390 in non-cash barter transactions, all of which was recognized during the quarter ending June 30, 1997.

         COSTS OF REVENUES

         Since inception and through June 30, 1997, the Company has incurred $90,978 in costs associated with barter transactions. Other costs incurred during the period from inception to June 30, 1997 were recognized as product development expenses. There can be no assurance that the Company will be able to generate sufficient revenues, advertising or otherwise, to cover its costs of revenues. The failure to generate sufficient revenues in order to cover its costs of revenues will result in continued losses and will continue to have a material adverse effect on the Company's business, financial condition and operating results.

         OPERATING EXPENSES

         Advertising and Marketing. Advertising and marketing expenses consist primarily of public relations, travel, and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the three months ended June 30, 1996, the period from inception through June 30, 1996, the three months ended June 30, 1997 and the nine months ended June 30, 1997 were $1,203, $1,203, $16,118 and $38,274, respectively. The Company intends to significantly increase its advertising and marketing expenses in future periods.

         Product Development. Product development expenses consist of expenses incurred by the Company's initial development and creation of its Internet sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing, developing and editing Internet content and developing Internet technologies. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three months ended June 30, 1996, the period from inception through June 30, 1996, the three months ended June 30, 1997, and the nine months ended June 30, 1997 were $16,417, $16,417, $233,689 and
$546,348, respectively. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

         General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the three months ended June 30, 1996, the period from inception through June 30, 1996, the three months ended June 30, 1997 and the nine months ended June 30, 1997 were $102,034, $117,284, $358,900 and $808,164, respectively. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

         Interest Income. The increase in interest income is due to the funds available for investment as a result of the Company's initial public offering. Interest income for the three months ended June 30, 1996, the period from inception through June 30, 1996, the three months ended June 30, 1997 and the nine months ended June 30, 1997 were $4,093, $4,093, $106,426 and $114,627, respectively.

         Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception. As of June 30, 1997, the Company had Federal net operating loss carry forwards of approximately $1,500,000. The Federal net operating loss carry forwards will expire beginning in 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's principal source of liquidity was $12,202,759 in cash and cash equivalents derived primarily from the sale of the Company's equity securities. The Company also has a $750,000 revolving line of credit with a commercial bank which expires on November 15, 1997. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate plus 1%. As of June 30,1997, the Company has no outstanding borrowings under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

         In April and May 1997, the Company completed its initial public offering and issued 1,840,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $12.8 million of cash, net of underwriting discounts, commissions and other offering costs.

         Capital expenditures were approximately $117,914, $129,857, $148,759 and $249,523 for the three months ended June 30, 1996, the period from inception through June 30, 1996, the three months ended June 30, 1997, and the nine months ended June 30, 1997, respectively. The Company has no material commitments for capital expenditures other than approximately $120,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1997 consistent with its anticipated growth.

         The Company currently believes that available funds, cash flows expected to be generated from operations, if any, and the existing line of credit will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet content, technologies and applications. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet technologies, applications and/or content) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the Company's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in the Company's business, financial condition and operating results.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of June 30, 1997, the Company had generated only $16,208 in cash revenues, and there can be no assurance that the Company will generate revenues in the future. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and therefore there can be no assurance that the Company will achieve revenue growth or profitability. The Company has incurred significant net losses since inception and expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

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

ITEM 1:  Legal Proceedings.

                  None.

ITEM 2:  Changes in Securities

                  None.

ITEM 3:  Defaults Upon Senior Securities

                  None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

                  None,

ITEM 5:  Other Information.

                  None.

ITEM 6:  Exhibits and Reports on Form 8-K

                  No reports on Form 8-K filed during the period

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

                                   GO2NET, INC.



Date:  August 13, 1997
                                   By: /s/ Russell C. Horowitz
                                       -----------------------------------------
                                       Russell C. Horowitz
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director (Principal
                                       Executive and Accounting Officer)