Form 10-K405
period 1997-09-30
GO2NET INC
filed 1997-12-23
CIK 1029553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 1997
                         Commission File Number 0-22047
                                  GO2NET, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              91-1710182
       (State or other jurisdiction                   (IRS Employer
     of incorporation or organization)             Identification Number)

             999 THIRD AVENUE, SUITE 4700, SEATTLE, WASHINGTON 98104 (Address of principal executive offices, including zip code)

                                 (206) 447-1595
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                           COMMON STOCK $.01 PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1997 was $19,088,002 (based on the last reported sale price on the Nasdaq SmallCap Market on that date).

     The number of shares outstanding of the registrant's Common Stock as of December 15, 1997 was 4,506,217.

DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on March 12, 1998, is incorporated by reference into Part III herein.

                                  GO2NET, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                      PART I

Item 1.       Business.............................................................................    3

Item 2.       Properties...........................................................................    12


Item 3.       Legal Proceedings....................................................................    12

Item 4.       Submission of Matters to a Vote of Security Holders..................................    12

Item 4A.      Executive Officers of the Registrant.................................................    13


                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................    13

Item 6.       Selected Financial Data..............................................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation.................................................................    16

Item 8.       Financial Statements and Supplementary Data..........................................    28
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...............................................    40


                                                     PART III

Item 10.      Executive Officers of the Registrant.................................................    40

Item 11.      Executive Compensation...............................................................    40

Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................    40

Item 13.      Certain Relationships and Related Transactions.......................................    40


                                                      PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................    40

Signatures.........................................................................................    42

This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting the Company's Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         go2net, Inc. (the "Company") <URL: http://www.go2net.com/> is an interactive technology company that operates a group of Web sites and develops software. MetaCrawler <URL: http://www.metacrawler.com/> is a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); PlaySite <URL: http://www.playsite.com/> is a Java-based multi-user games network; and StockSite <URL: http://www.stocksite.com/> offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

         Traffic on the Company's Internet sites has increased significantly since the commercial launch of the Company's first Web site on November 7, 1996 to over thirty million page views and five million visits during the month of September 1997.

         The Company's Internet sites seek to attract what the Company believes is the typical Internet user of today (18 to 39 years old, middle- to upper-middle class and college-educated) and the advertisers wishing to reach this target market. Since the Company's inception, substantially all of the Company's revenue have been derived from advertising sales.

         On January 31, 1997, the Company sublicensed from Netbot, Inc. ("Netbot") on an exclusive basis (with certain limited exceptions) MetaCrawler
<URL: http://www.metacrawler.com/>, a metasearch engine developed by the
University of Washington and Netbot, and associated intellectual property rights (the "MetaCrawler Service"). The MetaCrawler Service is a free World Wide Web search service which sends search queries to several Web search engines. The Company integrated the MetaCrawler Service into the Company's product offerings in March 1997.

         On July 22, 1997, the Company announced that it had formed a multi-user gaming network through its July 15, 1997 acquisition of PlaySite <URL: http://www.playsite.com>, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation. PlaySite is based on a proprietary, 100% Java, multi-user communication system and game-building toolkit. Through PlaySite, the Company is focused on developing latency-tolerant multi-user board, card, trivia, party, adventure and simulation games, as well as chat, messaging and bulletin boards. The Company also plans to develop certain proprietary, original games based on the PlaySite technology.

INDUSTRY BACKGROUND

         Growth of the Internet and the World Wide Web

         The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information, and conduct business. Much of the growth to date in the use of the Internet by businesses and individuals is due to the emergence of the World Wide Web. The World Wide Web is a network medium that includes a wide range of content and activities. Within the World Wide Web there can be found content such as magazines, news and sports information, radio broadcasts, and corporate, product, educational, research and political information, as well as activities such as customer service, electronic commerce, hotel and airline reservations, banking, games and discussion groups. Electronic documents or "Web pages," which may contain textual, audio and video information, are published on the World Wide Web on what is referred to as a "Web site" in a common format. Users can view and move among these Web pages by using software called "Web browsers" such as Netscape Navigator or Microsoft Internet Explorer. Users specify which electronic documents they wish to view with their Web browser by entering a document's unique electronic Web address, or Universal Resource Locator ("URL").

         Jupiter Communications estimated that in 1995 there were approximately 15 million Internet users. International Data Corporation estimates that the number of Internet users is projected to reach 199 million users in 1999, of which 125 million users are estimated to be accessing the World Wide Web. Net.Genesis estimates that there were approximately 90,000 Web sites in January 1996 compared to approximately 2,700 Web sites in June 1994. The Company believes that the growth in the number of Internet users and Web sites has been fueled principally by significant investments by leading technology and computer software companies, public interest and the potential pervasive effect of the Internet on virtually every industry. In particular, the existing and increasing number of personal computers in the workplace and at home, improvements in the performance and speed of personal computers and modems, the development of easy-to-use graphical user interfaces, improvements in the network infrastructure, the enhanced ease of access to the Internet by Internet service providers, consumer-oriented Internet services and long-distance telephone companies, the emergence of standards for Internet navigation and information access and the declining costs of Internet service have all been contributing factors to the current growth in the use of the Internet and the World Wide Web by businesses and individuals.

         The Internet and Traditional Media

         The World Wide Web provides the opportunity for Internet technology application and content providers to create products and services that are timely, interactive, and offer information in a manner not typically produced by traditional forms of media. While the print media can be comprehensive with respect to its subject matter and the television broadcast media is well-suited to conveying content with a high degree of audio and visual information, each generally lacks interactivity, and the information provided thereby cannot be personalized or customized. In addition, the print media lacks the ability to provide real-time information and the television broadcast media typically offers only a broad coverage of the subject matter. Web sites can offer the user archives, related stories and other tools to enhance the attractiveness and utility of the information received. The World Wide Web also makes it possible to deliver personalized, real-time information to the user through software applications that allow the user to customize and manipulate the information accessed. The delivery of Internet content may be used not only to address a user's preferences, but also to optimize, among other things, the utility thereof based on the user's computer hardware, software and bandwidth. The Company believes that many of the more prominent Web sites have been successful in creating "virtual communities" by offering the user opportunities to, among other things, congregate, trade information, make purchases and interact with the content and/or programs. The Company believes that Web sites that have been successful in building a "virtual community" among its users have been able to significantly increase the number of users accessing their particular Web site.

         The Company believes that new technologies developed specifically for use on the Internet, such as the "Java" programming language developed by Sun MicroSystems, Inc., will help to fuel continued growth in the use of the Internet. The Java programming language represents an evolution of languages such as "C" and "C++." It combines the simplicity of "C" with object oriented principles found in "C++" and adds, among other things, platform independence and what the Company believes is an effective security model. In theory, a computer program written in Java may be run on any operating system, eliminating the expense and work involved in porting computer code between platforms. Java also offers security features that enable the safe execution of downloaded computer code, which has accelerated a shift in distribution models from shrink-wrapped software to direct electronic delivery via the Internet. Two of the most widely used Web browsers, Netscape Navigator and Microsoft Internet Explorer, both employ the use of Java.

         Business Opportunities on the Internet

         The Company believes that the leading Internet technology application and content providers will benefit from the increasing number of Internet users since advertisers will more likely advertise on Web sites that demonstrate a high volume of user traffic and provide advertising programs designed for specific demographic groups. As a result, the Company believes that a significant opportunity exists for companies providing unique, niche technologies, products and services on the Internet. The Company believes that a significant opportunity exists to exploit certain niches of the Internet user community by providing search technologies, Java-based games and gaming technologies, and business and finance content and technology tools, and commerce opportunities. The Company believes that the Internet market for advertising will continue to grow in the foreseeable future. According to Jupiter Communications, the market for Internet-based advertising and sponsorships amounted to approximately $55 million in 1995, and is forecast to grow to approximately $4 billion by the year 2000.

         The Company believes that an important factor in the recognition of the World Wide Web as a legitimate advertising medium is the ability to direct advertising to specific user groups, directly distribute targeted information to users on an individualized basis and receive timely feedback from users. Current technology allows Web sites to monitor the demographics of their users and deliver specific information to the advertisers and advertising agencies. The Company believes that continued improvements in the tools and technologies used to measure user response to advertisements on the Internet and to track purchasing decisions should increase the effectiveness and attractiveness of Internet-based advertising. The emerging model for advertising rates is that advertisers pay a premium for a targeted audience. The Internet can also provide the user with direct access to the advertiser with "click-through" advertisements, where an electronic transaction is capable of occurring immediately if the advertiser has a Web site capable of conducting sales and purchases via the Internet. Another perceived advantage of Internet-based advertising is that such advertising can be evaluated and monitored daily, and in the future should be capable of being monitored in real-time. If an Internet-based advertisement is not delivering the anticipated results, an advertiser can remove the advertisement within a short period of time and replace it with an advertisement that may be more likely to deliver the desired results.

         In light of increased growth in the number of Internet users, certain Internet sites charge a subscription fee for users to access certain of their products and/or services as an additional revenue source. These subscription fees are charged to either supplement advertising revenues or as an entirely separate revenue model. Additionally, the Company believes that the growth of the Internet and its adaptation to commercial use presents a significant new opportunity for merchants to reach a wider customer base. However, before Internet commerce can experience significant growth, consumers, merchants and financial institutions must be satisfied that the electronic manifestations of existing payment methods are as safe, convenient and as secure as their current counterparts. No assurance can be given that such safe, convenient and secure Internet payments can be developed or, if developed, can be effectively used by, or be cost efficient for, most Internet users.

STRATEGY

         The inability of the Company to achieve any portion of its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that the Company will be able to achieve any of such goals and, if not so achieved, that it will be able to develop and implement alternative strategic goals. Key elements in the Company's strategy include:

         Generate and Sustain a High Volume of Usage. The Company seeks to draw a large number of users to the Company's Internet sites by generally providing its products and services to users free of charge and making them as widely accessible as possible. The Company is also focused on building its brands and believes its brand building will be a significant contributor to usage growth in the future.

         Create Innovative Advertising Solutions. The Company believes that the traffic flow generated on its Web sites provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. The Company seeks to provide differentiated solutions to advertisers, helping them exploit the capabilities of the Internet as an advertising medium. The Company is actively and continually seeking to develop innovative ways for advertisers to reach their target audiences through the Internet. The Company designs and offers customized packages that include the ability to change advertisements quickly and frequently, to target certain demographic groups or user profiles, to link a specific search term to an advertisement, to sponsor specific areas, to conduct advertising campaigns with rapid result delivery and to track daily usage statistics.

         Enhance and Expand the Company's Product Offerings. The Company intends to enhance its product offerings with additional content, features and functionality to build and enhance its market position. The Company also plans to incorporate into its product offerings new technologies developed internally or licensed from other companies that it believes will further differentiate its product offerings and provide users with a unique, value-added experience. The Company plans to pursue integration of subscription and other commerce areas in its existing and new Web sites.

         Provide Original, Compelling and Targeted Sites. The Company's Web sites focus on what the Company believes are areas that are currently among the most popular areas of interest on the Internet: search, games, and business and finance. In addition, the Company believes that the building of a virtual community for the products and services found on its Internet sites is an important component in determining who chooses to access its sites.

         Establish Market Awareness and Brand Recognition. The Company believes that establishing and maintaining the go2net brand is a critical element of its strategy. In this regard, the Company has placed significant emphasis on establishing brand identity for its Internet sites and product offerings. The Company's brand and corporate identity seeks to reflect an Internet company that provides a unique, well-balanced array of Internet sites and technology applications. The Company seeks to build and reinforce its brand through advertising on the Internet; in trade magazines and in other traditional forms of media; editorial coverage; and a public relations strategy that includes frequent press releases. The Company believes that by successfully building its brands, there will be opportunities to expand into new offerings.

         Leverage Strategic Relationships. The Company seeks to leverage its current resources and infrastructure by entering into strategic relationships with third party developers of technologies and content. The Company believes that these relationships will enhance the Company's product offerings while leveraging the Company's development, sales and marketing resources. The Company has established relationships with a number of leading information providers and technology companies with respect to a significant portion of the information included on the Company's Internet sites. These relationships enable the Company to complement its proprietary offerings with information developed or compiled by third parties.

PRODUCTS

         The Company offers various Internet sites, products and services. Internet users access these sites, products and services directly through the go2net home page or through the individual homepages of the Company's Internet sites.

         MetaCrawler. Rated by InfoWorld magazine as the premier search service on the World Wide Web, MetaCrawler <URL: http://www.metacrawler.com/> continues to garner popularity and acclaim. In response to every user query, MetaCrawler incorporates results from the top search engines on the Web. It collates results, eliminates duplication, scores the results and provides the user with a single, comprehensive list of sites. MetaCrawler offers a low-bandwidth version, power-search options, and other customizable features. Additional value-added features include the MetaCrawler Marketplace, an online shopping center; The Ultimate Directory, a directory service; MiniCrawler, a small desktop version of MetaCrawler; and the unique MetaSpy feature, which allows users to view other users' queries-in-progress. In a December 1997 PC Magazine search engine review, MetaCrawler received Editor's Choice and Readers' Picks awards.

         PlaySite. PlaySite <URL: http://www.playsite.com/> offers 100% Java, latency-tolerant, multi-user games that incorporate chat, messaging, tournaments and player ratings. Currently in development are card games and other multi-user games to add to PlaySite, which has been recognized as one of the premier Java gaming sites on the World Wide Web. PlaySite has won editorial awards, and its technical advances have been recognized by the multi-user gaming industry and various media outlets, including CNBC, The Web magazine, Yahoo! Internet Life magazine, P.O.V. magazine, and PC Games magazine.

         StockSite. StockSite <URL: http://www.stocksite.com/> provides investors with the tools to track their assets - and offers insights into the financial markets. The Stock Picks area of StockSite focuses on investment opportunities in small-cap and mid-cap companies. In addition to full research reports and the Stock Picks virtual portfolio, StockSite features regular commentary from industry professionals, such as The New York Observer's Christopher Byron and William Fleckenstein, a nationally-recognized money manager and frequent CNBC guest. StockSite also offers a customizable Java stock ticker and research tools: quotes, interactive Java graphs, historical data, portfolio creation, company news, company profiles, company-earnings estimates and company filings. StockSite has been the recipient of editorial awards. The Net magazine in October 1997 awarded StockSite the highest available marks in all of its review categories.

         Other. The Company also offers go2vision <URL:
http://www.go2net.com/vision/>, which is a Netcaster/Castanet channel (push technology), and The Useless WWW Pages Web site <URL:
http://www.go2net.com/internet/useless>.

STRATEGIC RELATIONSHIPS

         The Company intends to leverage its current development resources and infrastructure by entering into strategic and licensing relationships with third party developers of content and technologies. The Company has established relationships with a number of leading information providers. The Company has agreements with information providers including S&P Comstock, Dow Jones & Company, Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., News Alert, SportsTicker, Edgar Online, Reuters, and Market Guide Inc. The Company has also established a relationship with InterNAP Network Services, L.L.C., a Seattle-based private NAP (network access point). The InterNAP headquarters, where the Company's servers are located, maintains multiple DS-3 circuits with some of the largest Internet service providers. This relationship helps to maximize the speed and accessibility of the Company's Web sites for users.

         In January 1997, the Company licensed the MetaCrawler Service from Netbot. See "- Metacrawler License Agreement."

         The Company also has ongoing advertising barter relationships with various Internet companies and Web sites, which the Company believes help it enhance its brand recognition and potentially expand its user base.

REVENUE SOURCES

         Advertisers -- As of December 15, 1997, the Company had relationships with over 70 cash-paying advertisers, including Microsoft, Hewlett Packard, AT&T, GTE, QVC, Merrill Lynch, and Charles Schwab. In addition, the Company had barter arrangement with 4 other advertisers with respect to the trading of advertisement impressions on each other's Internet site. The typical advertiser being sought by the Company for its Internet sites is a large corporation or organization that currently advertises nationally in print, radio, television or electronic media, in addition to other types of corporations or organizations that currently advertise in electronic media. The Company seeks to establish advertising relationships with potential advertisers through its own advertising sales department and to supplement these efforts from time to time through national advertising agencies and independent advertising sales agencies. The pricing strategy is generally based on the number of impressions delivered or sponsorship of certain areas, with the goal of incentivizing advertisers to sign long-term agreements. No assurance, however, can be given that such strategy will result in significant advertising revenues to the Company.

         Subscriptions, Memberships, Licensing, Commerce, and Other
Transactions: The Company believes that there may be possibilities to segment certain areas on the Company's Internet sites as subscription areas. The Company is considering plans to offer subscription services in 1998, although there can be no assurance that the Company will be able to initiate or successfully operate any subscription areas. The Company also offers for sale products and services from certain of its advertisers, for which it, in certain cases, gets a percentage of any revenues generated. There can be no assurance that the Company will be able to maintain or successfully operate electronic commerce, for itself or its advertisers, through its Web sites. The Company also seeks to license certain internally developed technologies in use on the companies Internet sites to third parties. There can be no assurance that the Company will be able to successfully license any of such technologies to third parties.

ADVERTISING SALES

         As of December 15, 1997, the Company's advertising sales staff and advertising sales support staff consisted of twelve full-time employees located at the Company's executive offices in Seattle, Washington. In addition, the Company has relationships with two independent advertising sales agencies. The Company expects that its Internet-based advertising revenues will be derived from the sale of advertising and sponsorships by the Company's direct sales department supplemented by independent advertising sales agencies. As of December 15, 1997, the Company had relationships with over 70 cash-paying advertisers. While the Company has developed and is implementing the advertising sales strategy described in this Report, there can be no assurance that such strategy will be successful in achieving its objectives.

         The Company believes that the sponsorship of Internet-based products and services will play an increasingly important role in generating advertising revenues. The World Wide Web is relatively new to sponsorships, but this concept has been around for almost 50 years in traditional forms of media, originating back in the days of Kraft Television Theater (1947) and the Texaco Star Theater (1948) and continuing today through corporate sponsorship of various forms of entertainment, such as sporting events and concerts. The Company believes that tasteful, authentic sponsorships will lead the user to believe that the sponsor is not being forced upon them, but rather is presenting a value-added product and/or service.

         The Company offers each of its advertisers the opportunity to access the number of times their advertisements are viewed on a daily basis through a private, dedicated URL located on the Company's Web servers. The Company believes that this process makes it easier for the advertiser to monitor the success of a particular advertisement on a daily basis, and gives the advertiser more confidence in the accuracy of the number of advertisement impressions delivered on the Company's Web site. In order to further serve the advertiser, the Company has from time to time established a page on its Web sites where users are asked to respond to a short survey in return for the opportunity to win prizes. The Company believes that the demographic information derived from such surveys may result in generating more interest in specific sites and attracting advertiser interest. No assurance, however, can be given that advertisers will find such surveys of use or value to them.

         Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. The Company believes that its success depends upon its ability to obtain significant revenues from its Internet operations, which will require the development and acceptance of the Internet as an advertising medium. The Company believes that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and neither advertisers nor advertising agencies have devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for the Company to generate advertising revenues, advertisers and advertising agencies must direct a portion of their budgets to the Internet as a whole, and specifically to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, or if so persuaded or able, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio, or in any event decide to advertise on the Company's Internet sites. Moreover, there can be no assurance that the Internet advertising market will develop as an attractive and sustainable medium, that the Company will achieve market acceptance of its products and services or that the Company will be able to execute its business strategy successfully. Acceptance of the Internet among advertisers and advertising agencies will also depend on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of the alternative new model of conducting business and exchanging information presented by the Internet. Advertisers and advertising agencies that have invested resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet-based advertising. Furthermore, no standards to measure the effectiveness of Internet-based advertising have yet gained widespread acceptance, and there can be no assurance that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.


MARKETING

         The Company's marketing strategy is to enhance, promote and support a perception that the Company's Internet sites and product offerings are both original and compelling. The Company believes that it is necessary to provide Internet users with products and services that allow them a unique, value-added experience. To that end, the Company has focused on developing and offering Internet sites and technologies in areas where it believes it is positioned to offer unique, value-added products and services. This enhances the ability of the Company to provide Internet sites that it believes to be both original and compelling, as well as unique to the Internet medium.

         The Company currently is focusing on a marketing strategy to establish and maintain the go2net brand that includes informing search/index guides and information Web sites about the Company's Internet sites; periodic press releases promoting the Company's Internet sites and new products, services and technologies; important hires and other strategic relationships; and advertising on Web sites and in trade magazines. In addition, the Company's public relations strategy includes the development of relationships with various media to encourage editorial and press coverage.

         The Company believes that having a combination of a strong brand identity and unique product offerings is an approach that has been successful to date for certain of the prominent Internet sites. In order to implement its marketing plan and enhance its development efforts, the Company intends to routinely gather information regarding the types of products and services that Internet users seek. The Company intends to monitor users' needs and preferences primarily by periodically conducting focus groups and encouraging users to provide input in the form of electronic mail, or soliciting such opinions through surveys completed in conjunction with contests conducted by the Company.

         Each of these elements of the Company's marketing plan will depend upon the Company's ability to provide original and compelling products and services, which cannot be assured. If Internet users do not perceive the Company's Internet sites to be such, or if the Company introduces new products, services or Web sites, or enters into new business relationships or strategies that are not favorably received, the Company would likely be unsuccessful in promoting and implementing its marketing plan. Furthermore, in order to attract and retain users and to promote and implement its marketing plan, particularly in response to competitive pressures, the Company may find it necessary to commit greater financial and personnel resources to providing its Internet sites or creating or maintaining its brand recognition. If the Company is unable to provide the contemplated products and services or otherwise fail to establish and maintain brand recognition, or if the Company incurs excessive expenses in an attempt to improve its products and services or implement its marketing plan, the Company's business, financial condition and operating results would be materially adversely affected.

RESEARCH AND DEVELOPMENT

         A focus of the Company's research and development efforts is the enhancement of its technology applications and content through the use of Java-based software applications. The Company's programming staff devotes a portion of its time and efforts to the development of Java and other software applications, which are primarily used in connection with existing Company Internet sites and offerings. No assurance can be given that the Company will be able to develop enhancements to its product offerings or develop any new Java-based software applications, or if so developed, that such enhancements or applications will be commercially viable. Product development expenses for the year ended September 30, 1997 and the period from inception through the Company's year ended on September 30, 1996 were $548,706 and $137,159, respectively.

COMPETITION

         The market for Internet products and services is highly competitive. Furthermore, the Company expects the market for Internet advertising to become intensely competitive as there are no substantial barriers to entry. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added products and services, features and quality of support.

         The Company competes with other Internet sites for the time and attention of consumers and for advertising and subscription revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. The Company's Internet sites compete against a variety of companies that provide similar offerings through one or more media, such as print, radio, television and the Internet. To compete successfully, the Company must develop and deliver popular, original, entertaining, informative and compelling product offerings to attract Internet users and to support advertising and, in the future, subscription fees. In the Company's areas of focus of search, games, and business and finance, in addition to competing with numerous newspapers, magazines, television programs and radio broadcasts that cover the same material, the Company competes with various companies and Internet sites, such as Starwave Corporation, Microsoft Corporation, c/net, Inc., America OnLine, Inc., MGM Interactive, Inc., CompuServe, Inc., Prodigy Services Co., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Time Warner, Inc., PointCast Incorporated, SOFTBANK Corporation, Yahoo! Inc., SportsLine USA, Inc. and Wired Ventures, Inc. Many, if not all, of these competitors also offer a wider range of products and services than does the Company, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing the Company's Internet sites. If the Company is unable to continue to attract a significant number of Internet users to its Internet sites, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at relatively low cost within relatively short time periods. In addition, the Company competes for the time and attention of Internet users with thousands of non-profit Internet sites operated by, among other persons, individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and start-up ventures attracted to the Internet market. Accordingly, the Company expects competition to persist and intensify and the number of competitors to increase significantly in the future. Should the Company seek in the future to attempt to expand the scope of its product offerings, it will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive products and services in the future. There can be no assurance that the Company's Internet sites and product offerings will compete successfully.

         The Company believes that the competitive factors attracting Internet users include the quality of presentation and the relevance, timeliness, depth and breadth of information and services offered by the Company. With respect to attracting advertisers and advertising agencies, the Company believes that the competitive factors include, among others, the number of users accessing the Company's Internet sites, the demographics of such user base, the Company's ability to deliver focused and compelling advertising and interactivity through its Internet sites, and the overall cost-effectiveness and value of advertising offered by the Company. In addition, the success of the Company's business strategy depends on the sale of future Internet advertising at premium prices, based in part on the demographic characteristics of the Company's Internet users. With respect to attracting subscription-based users in the future, the Company believes that the competitive factors include, among others, the quality, uniqueness and usefulness of the product or service provided, the price charged for such product or service and the cost and accessibility of similar products and services through the Internet or competing media. Given the intense competition among Internet sites and other media, there can be no assurance that the Company will be able to compete successfully with respect to any of these factors.

         Many, if not all, of the Company's current and potential competitors have significantly greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than the Company; and also have established relationships with more advertisers and advertising agencies. Many, if not all, of such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive advertising and subscription price policies and devote substantially more resources to developing Internet-based products and services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition and operating results. In addition, in response to competitive pressures, the Company may make certain pricing, business development and/or marketing decisions, or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

         As of September 30, 1997, the Company had a total of 23 employees all of whom were based at the Company's executive offices in Seattle, Washington. Of the total of 23 employees, 6 were in sales and marketing, 2 were in providing and editing content for the Internet sites, 6 were in programming, 4 in design, quality assurance, technical support, documentation and product development, and 5 were in administrative and finance functions. In addition, as of September 30, 1997, the Company had agreements with 7 independent contractors to provide various services. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

INTELLECTUAL PROPERTY

         The Company is dependent upon obtaining existing technology related to its operations. To the extent new technological developments are unavailable to the Company on terms acceptable to it or if at all, the Company may be unable to continue to implement its business plan and its business, financial condition and operating results would be materially adversely affected.

         The success of the Company is dependent upon its ability to protect and leverage the value, if any, of its original Internet technologies, software, content and its trademarks, trade names, service marks, domain names and other proprietary rights it either currently has or may have in the future. The Company has filed service marks for its logo and name, as well as for the names of each of its Internet sites. In addition, given the uncertain application of existing copyright and trademark laws to the Internet, there can be no assurance that existing laws will provide adequate protection for the Company's technologies, Internet sites or domain names. Policing unauthorized use of the Company's technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given, among other things, the global nature of the Internet.

METACRAWLER LICENSE AGREEMENT

         On January 31, 1997, The Company and Netbot entered into the MetaCrawler License Agreement pursuant to which Netbot granted the Company an exclusive (subject to certain limited exceptions), worldwide license to provide the MetaCrawler Service. As part of the MetaCrawler License Agreement, the Company has the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). Netbot licensed the MetaCrawler Service and the other intellectual property rights associated therewith from the University of Washington ("UW") on an exclusive basis. The license has been granted to the Company by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service and the license is subject to the rights of UW to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the UW domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to the Company pursuant to the MetaCrawler License Agreement. A substantial portion of the traffic to the Company's Internet sites is currently derived from users of the MetaCrawler Service. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by the Company thereunder, the termination of the MetaCrawler License Agreement could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, the termination of the License Agreement between UW and Netbot relating to Netbot's license of the MetaCrawler Service would result in the inability of the Company to continue to provide the MetaCrawler Service under the MetaCrawler License Agreement, which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, any failure by the Company to continue the MetaCrawler Service for any reason could have a material adverse effect on the Company's business, financial condition and operating results.

         The MetaCrawler License Agreement provided for an initial license fee of $100,000 to be paid by the Company to Netbot. The Company is also required to pay Netbot up to $20,000 on a quarterly basis in 1997 if the average daily queries made through the MetaCrawler Service exceed certain targets. As of September 30, 1997, all such targets have been exceeded and all such payments have been made. In the event certain specified search engines remain available through the MetaCrawler Service after the first anniversary of the date of the MetaCrawler License Agreement, the Company is required to pay Netbot an additional fee of $50,000. In addition, commencing on January 1, 1999, the Company is required to pay to Netbot an annual fee of $25,000. The Company has agreed to pay Netbot annual royalties based on the Company's gross revenues received from the MetaCrawler Service, which royalties will be reduced by the $25,000 minimum annual payment.

PLAYSITE ACQUISITION

         On July 22, 1997, the Company announced that it had formed a multi-user gaming network through its July 15, 1997 acquisition of PlaySite <URL: http://www.playsite.com>, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation for $500,000 in cash and 16,667 shares of the Company's common stock. PlaySite is based on a proprietary, 100% Java, multi-user communication system and game-building toolkit. Through PlaySite, the Company is focused on developing latency-tolerant multi-user board, card, trivia, party, adventure and simulation games, as well as chat, messaging and bulletin boards. The Company also plans to develop certain proprietary, original games based on the PlaySite technology.

GOVERNMENT REGULATIONS

         As a publisher and a distributor of content over the Internet, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. Such claims have been brought, and sometimes successfully pressed, against Internet services. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication of material indexed in its search services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and operating results.

         As a provider of Internet content, the Company is subject to the provisions of existing and future United States federal legislation that can be applied to the Company's undertakings. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as, among other things, privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet-based products and services. The adoption of restrictive laws and regulations could decrease the growth of the use of the Internet or expose the Company to significant liabilities associated with content available on or through the Company's Internet sites or otherwise cause a material adverse effect on the Company's business, financial condition and operating results. Application to the Internet of existing laws and regulations governing issues such as, among other things, property ownership, libel and personal privacy is also subject to substantial uncertainty.

         The adoption of such laws and regulations and the potential adoption of new and more restrictive laws and regulations may decrease the growth of the Internet, which in turn could decrease the attractiveness of the Company's Internet sites and reduce the demand for advertising thereon. In addition, the need to monitor and comply with existing and future laws and regulations will increase the Company's cost of doing business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in downtown Seattle, Washington in an office building in which the Company leases 13,481 square feet under a sublease that expires in September 2003. The Company believes its office space will be adequate for its needs for the present and the immediate future.

         The Company's operations are dependent in part upon its ability to protect against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not have a disaster recovery plan or sufficient business interruption insurance to compensate it for losses that may occur as a result of any of these events. The occurrence of any of these events could result in interruptions, delays or cessation in service to users of the Company's Internet sites, which could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. Executive officers of the Company are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

         The executive officers of the Company are:

         NAME                                                 AGE      POSITION
         ----------------------------------------------------------------------

Russell C. Horowitz.......................................    31       President, Chief Executive Officer,
                                                                       Chief Financial Officer, and
                                                                       Chairman of the Board
John Keister..............................................    31       Chief Operating Officer, Director
Paul S. Phillips..........................................    25       Chief Technology Officer

         RUSSELL C. HOROWITZ IS a founder of the Company and has served as its President, Chief Executive Officer, Chief Financial Officer and a director since its inception in February 1996. In March 1996, Mr. Horowitz founded Xanthus Capital, L.P., a Seattle, Washington-based merchant bank that focuses primarily on developing companies in emerging growth industries or special situations. Mr. Horowitz serves as the Chief Executive Officer and a director of Xanthus Management, L.L.C., the general partner of Xanthus Capital, L.P., and of DMR Investments, L.L.C., the investment advisor to Xanthus Capital, L.P. In July 1992, Mr. Horowitz was a founder of Active Apparel Group, Inc., a New York, New York-based apparel supplier. From 1992 until April 1994, Mr. Horowitz served as its Chief Financial Officer; and from May 1994 until May 1997, Mr. Horowitz served as its Director of Corporate Development and Investor Relations. Prior to July 1992, Mr. Horowitz served as a financial advisor to start-up and developing companies. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University in 1988.

         JOHN KEISTER is a founder of the Company and has served as the Company's Chief Operating Officer since its inception in February 1996 and since September 1997 as a director. From 1994 to February 1996, Mr. Keister served as the President, Chief Operating Officer and a director of ViewCom Technology International, Inc., a Seattle, Washington-based computer software developer. From 1992 to 1994, Mr. Keister managed European marketing operations for Dorian International, Inc., a White Plains, New York-based export management company. Mr. Keister received a B.A. in International Affairs and Philosophy from Occidental College in 1989.

         PAUL S. PHILLIPS has served as the Company's Vice President - Technology since July 1996 and since July 1997 as Chief Technology Officer. Mr. Phillips is a contributing author of the Internet Security Professional Reference. In addition, Mr. Phillips has written for Internet Advisor magazine and is a frequent contributor in numerous technical forums. From September 1990 to May 1996, Mr. Phillips was a student at the University of California at San Diego. While at the University of California at San Diego, Mr. Phillips served as lead Web developer and Internet security consultant at Primus Consulting from July 1994 to August 1995 and as systems administrator of CERFNet and systems administrator and Webmaster of InterNIC from October 1993 to October 1994. Mr. Phillips received a B.S. in Computer Science from the University of California at San Diego in 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Common Stock of the Company has traded on the NASDAQ SmallCap Market under the symbol "GNET" and The Boston Stock Exchange under the symbol "GO" since the Company's initial public offering on April 23, 1997. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low last reported sales prices for the Company's Common Stock for the period indicated as reported by the NASDAQ SmallCap Market.

              FISCAL QUARTER ENDED                                         HIGH         LOW
              -----------------------------------------------------------------------------

              June 30, 1997 (commencing April 23, 1997)                    11           5 1/4
              September 30, 1997                                           9 13/16      5 5/8
              December 31, 1997 (through December 15, 1997)                10 1/4       7 1/16

         As of December 15, 1997, the Company had 4,506,217 shares of Common Stock outstanding held by approximately 68 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

         The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6:           SELECTED FINANCIAL DATA

         The following table sets forth financial data and other operating information of the Company. The selected financial data presented in the table is derived from the financial statements of the Company, which have been audited by Ernst & Young LLP, independent auditors. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.

------------------------------------------------------  --------------------------  -------------------------
                                                                                             PERIOD
                                                                                         FROM INCEPTION
                                                               YEAR ENDED             (FEBRUARY 12, 1996)
                                                           SEPTEMBER 30, 1997        TO SEPTEMBER 30, 1996
------------------------------------------------------  --------------------------  -------------------------
STATEMENT OF OPERATIONS DATA:
------------------------------------------------------  --------------------------  -------------------------
Revenues                                                                 $254,389                  $       0
------------------------------------------------------  --------------------------  -------------------------
Cost of revenues                                                          180,253                          0
------------------------------------------------------  --------------------------  -------------------------
Operating expenses:
         Advertising and marketing                                         77,958                     10,150
         Product development                                              548,706                    137,159
         General and administrative                                     1,436,224                    283,832
                                                                      -----------                  ---------
                  Total operating expenses                              2,062,888                    431,141
                                                                      -----------                  ---------
------------------------------------------------------  --------------------------  -------------------------
Loss from operations                                                   (1,988,752)                  (431,141)
------------------------------------------------------  --------------------------  -------------------------
Interest income                                                           270,072                     13,383
                                                                      -----------                  ---------
------------------------------------------------------  --------------------------  -------------------------
Net loss                                                              $(1,718,480)                 $(417,757)
                                                                      ===========                  =========
------------------------------------------------------  --------------------------  -------------------------
Net loss per share                                                   $      (0.50)              $      (0.16)
------------------------------------------------------  --------------------------  -------------------------
Shares used in computing net loss per share (1)                         3,464,489                  2,548,680
------------------------------------------------------  --------------------------  -------------------------

------------------------------------------------------  --------------------------  -------------------------


------------------------------------------------------  --------------------------  -------------------------
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                  1997                        1996
                                                                  ----                        ----
------------------------------------------------------  --------------------------  -------------------------
BALANCE SHEET DATA:
------------------------------------------------------  --------------------------  -------------------------
Cash and cash equivalents                                           $  10,891,801                 $  865,742
------------------------------------------------------  --------------------------  -------------------------
Working capital                                                        10,910,894                    828,860
------------------------------------------------------  --------------------------  -------------------------
Total assets                                                           12,619,714                  1,066,241
------------------------------------------------------  --------------------------  -------------------------
Total liabilities                                                         185,393                     45,098
------------------------------------------------------  --------------------------  -------------------------
Stockholders' equity                                                   12,434,321                  1,021,143
------------------------------------------------------  --------------------------  -------------------------

------------------------------------------------------  --------------------------  -------------------------

(1) Net loss per share is calculated using the weighted average number of shares of Common Stock outstanding during such period. See Note 1 to Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING THE COMPANY'S BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         The Company was incorporated on February 12, 1996 and is an interactive technology company that operates a group of Web sites and develops software. MetaCrawler <URL: http://www.metacrawler.com/> is a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); PlaySite <URL: http://www.playsite.com/> is a Java-based multi-user games network; and StockSite <URL: http://www.stocksite.com/> offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings. For the fiscal year ended September 30, 1997, approximately 64% of the Company's revenues were generated from non-cash barter transactions.

         The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute substantially all of the Company's revenues during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenues from advertising on its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain, profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses and, as of September 30, 1997, had an accumulated deficit of $2,136,327. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will incur greater losses than anticipated.

         The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, operation and expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively execute its operating strategy, the Company may elect from time to time to make certain advertising and marketing or acquisition decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

         REVENUES

         For the year ended September 30, 1997, the Company generated revenues of $254,389, of which $90,999 represented cash revenues from advertising sales and $163,390 represented barter transaction revenues. The Company did not launch its initial Internet site until November 7, 1996 at which time it was still in the process of evaluating the technical features of the site.

         COST OF REVENUES

         For the year ended September 30, 1997, the Company incurred $180,253 in costs associated with barter transactions, commissions and royalties, of which $163,390 represented barter transaction expenses. There can be no assurance that the Company will be able to generate sufficient revenues, advertising or otherwise, to cover its costs of revenues. The failure to generate sufficient revenues in order to cover its costs of revenues will result in continued losses and will have a material adverse effect on the Company's business, financial condition and operating results.

         OPERATING EXPENSES

         Advertising and Marketing. Advertising and marketing expenses consist primarily of public relations, travel and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the year ended September 30, 1997 and the period from inception through the Company's year ended September 30, 1996 were $77,958 and $10,150, respectively. The Company intends to significantly increase its advertising and marketing expenses in future periods.

         Product Development. Product development expenses consist of expenses incurred by the Company in the development and creation of its Internet sites and product offerings. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing, and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the year ended September 30, 1997 and the period from inception through the Company's year ended September 30, 1996 were $548,706 and $137,159, respectively. The Company believes that significant investments in enhancing its Internet sites and product offerings will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

         General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general expenses. General and administrative expenses incurred by the Company for the year ended September 30, 1997 and the period from inception through the Company's year ended September 30, 1996 were $1,436,224 and $283,832, respectively. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

         Interest Income. The increase in interest income is due to the funds available for investment as a result of the Company's initial public offering. Interest income for the year ended September 30, 1997 and the period of inception through the Company's year ended September 30, 1996 was $270,272 and $13,383, respectively.

         Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception. As of September 30, 1997, the Company had Federal net operating loss carry forwards of approximately $2,130,000. The Federal net operating loss carry forwards will expire beginning in 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. See Note 3 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company's principal source of liquidity was $10,891,801 in cash and cash equivalents derived primarily from the Company's initial public offering in April and May 1997, in which it issued 1,840,000 shares of its Common Stock to the public at a price of $8.00 per share. The Company received approximately $12.8 million in cash, net of underwriting discounts, commissions and other offering costs. As of September 30, 1997, the Company also had a $750,000 revolving line of credit with a commercial bank, which on December 13, 1997 was amended to a $1,000,000 revolving line of credit that expires on December 13, 1998. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate plus 1%. As of September 30, 1997, no borrowings were outstanding under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

         Capital expenditures were $448,318 and $197,202 for the year ended September 30, 1997 and the period from inception through the Company's year ended September 30, 1996, respectively. The Company has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures in 1998 consistent with its anticipated growth.

         The Company currently believes that available funds, cash flows expected to be generated from operations, if any, and the existing line of credit will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet-based products and services. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the Company's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect on the Company's business, financial condition and operating results.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

         Extremely Limited Operating History; Accumulated Deficit; Anticipated Losses. The Company was incorporated in February 1996 and as of September 30, 1997 had generated only $90,999 in cash revenues from advertising sales. The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute substantially all of the Company's revenues, if any, during the foreseeable future. Since the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenues from advertising on its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original and compelling products and services to Internet users, develop and upgrade its technology, effectively respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain, profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses and, as of September 30, 1997, had an accumulated deficit of $2,136,327. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, products and services. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

         Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results. As a result of the Company's extremely limited operating history and the emerging nature of the Internet, including Internet-based advertising, subscription services and electronic commerce, the Company is unable to forecast its expenses and revenues accurately. The Company believes that due primarily to the relatively brief time the Internet has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of Internet-based product and/or service business. The Company's current and future estimated expense levels are based largely on its estimates of future revenues and may increase because many of its significant operating expenses are either fixed, such as rent for office space, or subject to likely increases. Few, if any, of the Company's operating expenses can be quickly or easily reduced, such as the laying off of personnel, in a manner which would not cause a material adverse effect to the Company's business, financial condition and operating results. In addition, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected expenditures; and a shortfall in actual revenues as compared to estimated revenues would have an immediate material adverse effect on the Company's business, financial condition and operating results.

         The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. For example, the Company believes that advertising sales in traditional media are generally lower in the first and third calendar quarters of each year than in the second and fourth quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for Internet-based advertising. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on the Company's business, financial condition and operating results. Other factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, operation and expansion of the Company's Internet operations, the introduction of new Internet sites, products and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively execute its operating strategy, the Company may elect from time to time to make certain advertising and marketing or acquisition decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         Dependence on Advertising Revenues. The Company expects to derive substantially all of its revenues in the foreseeable future from the sale of advertising on its Internet sites. As of September 30, 1997, the Company had generated only $90,999 in cash revenues from advertising sales. Many of the Company's relationships with advertisers are terminable within a short period of time. Consequently, the Company's advertising customers may move their advertising to competing Internet sites, or from the Internet to traditional media, quickly and at relatively low costs, thereby increasing the Company's exposure to competing pressures and fluctuations in revenues and operating results. In selling Internet-based advertising, the Company will likely depend on advertising agencies, which exercise substantial control over the placement of advertising for their clients. The Company's success will depend on its ability to convince advertisers and advertising agencies of the benefits of advertising on the Company's Internet sites, and on its ability to retain, broaden and diversify its future base of advertising customers. In order to generate significant advertising revenues, the Company will depend on the development of a larger base of users of the Company's Internet sites possessing demographic characteristics attractive to advertisers. If the Company is unable to attract and retain paying advertising customers or is forced to offer lower than anticipated advertising rates in order to attract and/or retain advertising customers, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         Uncertain Acceptance of the Internet as an Advertising Medium; Lack of Measurement Standards. Use of the Internet by consumers is at a very early stage of development and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. The Company believes that its success depends upon its ability to obtain significant revenues from its Internet operations, which will require the development and acceptance of the Internet as an advertising medium. The Company believes that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and neither advertisers nor advertising agencies have devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for the Company to generate advertising revenues, advertisers and advertising agencies must direct a portion of their budgets to the Internet as a whole, and specifically to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, or if so persuaded or able, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio, or in any event decide to advertise on the Company's Internet sites. Moreover, there can be no assurance that the Internet advertising market will develop as an attractive and sustainable medium, that the Company will achieve market acceptance of its products or that the Company will be able to execute its business strategy successfully.

         Acceptance of the Internet among advertisers and advertising agencies will also depend on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of the alternative new model of conducting business and exchanging information presented by the Internet. Advertisers and advertising agencies that have invested resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet-based advertising. Furthermore, no standards to measure the effectiveness of Internet-based advertising have yet gained widespread acceptance, and there can be no assurance that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         Uncertain Acceptance of the Company's Internet Products and Services. The Company's commercial viability depends in large part upon its ability to develop and provide on the Internet original and compelling products and services that will successfully attract and retain users with demographic characteristics valuable to the various advertisers and advertising agencies the Company is targeting and, in the future, to charge users a subscription fee for access to certain portions of such products and services. There can be no assurance that the Company's products and services will be attractive enough to a sufficient number of Internet users to generate advertising revenues or to allow the charging of a subscription fee for certain portions thereof. There also can be no assurance that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to its Internet sites within the demographics desirable to advertisers and advertising agencies or those users who are otherwise willing to pay to access certain portions of the Company's products and services. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive products and services, making it difficult for the Company to distinguish its product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted products and services that may have greater appeal than the products and services offered on the Company's Internet sites. In addition, users of the Internet who do not use the most recent browser or operating platform software will have greater difficulty in accessing and navigating the Company's Internet sites than would users who use the most recent versions of such software. Such difficulty could cause Internet users to cease using the Company's Internet sites. If the Company is unable to develop original and compelling Internet-based products and services in a manner that allows it to attract, retain and expand a loyal user base desirable to advertisers and advertising agencies or Internet users who are willing to pay to access certain portions of such Internet-based products and services, then the Company will be unable to generate sufficient advertising or subscription revenues, and its business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         Competition. The Company competes with other Internet sites for the time and attention of consumers and for advertising and subscription revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. The Company's Internet sites compete against a variety of companies that provide similar offerings through one or more media, such as print, radio, television and the Internet. To compete successfully, the Company must develop and deliver popular, original, entertaining, informative and compelling product offerings to attract Internet users and to support advertising and, in the future, subscription fees. In the Company's areas of focus of search, games, and business and finance, in addition to competing with numerous newspapers, magazines, television programs and radio broadcasts that cover the same material, the Company competes with various companies and Internet sites, such as Starwave Corporation, Microsoft Corporation, c/net, Inc., America OnLine, Inc., MGM Interactive, Inc., CompuServe, Inc., Prodigy Services Co., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Time Warner, Inc., PointCast Incorporated, SOFTBANK Corporation, Yahoo! Inc., SportsLine USA, Inc. and Wired Ventures, Inc. Many, if not all, of these competitors also offer a wider range of products and services than does the Company, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing the Company's Internet sites. If the Company is unable to continue to attract a significant number of Internet users to its Internet sites, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         Low Barriers to Entry. The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at a relatively low cost within relatively short time periods. In addition, the Company competes for the time and attention of Internet users with thousands of non-profit Internet sites operated by, among other persons, individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and start-up ventures attracted to the Internet market. Accordingly, the Company expects competition to persist and intensify and the number of competitors to increase significantly in the future. Should the Company seek in the future to attempt to expand the scope of its Internet sites and product offerings, it will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive products and services in the future. There can be no assurance that the Company's Internet sites will compete successfully.

         Competitive Factors. The Company believes that the competitive factors attracting Internet users include, among others, the quality of presentation and the relevance, timeliness, depth and breadth of information and services offered by the Company. With respect to attracting advertisers and advertising agencies, the Company believes that the competitive factors include, among others, the number of users accessing the Company's Internet sites, the demographics of such user base, the Company's ability to deliver focused and compelling advertising and interactivity through its Internet sites and the overall cost-effectiveness and value of advertising offered by the Company. In addition, the success of the Company's business strategy depends on the sale of future Internet advertising at premium prices, based in part on the demographic characteristics of the Company's Internet users. With respect to attracting subscription-based users in the future, the Company believes that the competitive factors include, among others, the quality, uniqueness and usefulness of the products and services provided, the price charged for such products and services and the cost and accessibility of similar products and services through the Internet or competing media. Given the intense competition among Internet sites and other media, there can be no assurance that the Company will be able to compete successfully with respect to any of these factors.

         Strength of Competitors. Many, if not all, of the Company's current and potential competitors have significantly greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than the Company; and also have established relationships with more advertisers and advertising agencies. Many, if not all, of such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive advertising and subscription price policies and devote substantially more resources to developing Internet-based products and services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition and operating results. In addition, in response to competitive pressures, the Company may make certain pricing, business development and/or marketing decisions, or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, financial condition and operating results.

         Uncertain Acceptance and Maintenance of the go2net Brand. The Company believes that establishing and maintaining the go2net brand is a critical aspect of its efforts to attract an Internet audience and that the importance of brand recognition will increase due to the anticipated increase in the number of Internet sites and the relatively low barriers to entry to providing Internet-based products and services. Promoting the go2net brand name will depend on the Company's ability to develop and deliver original and compelling Internet-based products and services, which it cannot assure. If Internet users do not perceive the Company's Internet sites to be of sufficient interest and usefulness, the Company will be unsuccessful in promoting and maintaining its brand. To the extent the Company chooses in the future to seek to expand the focus of its operations beyond providing its current Internet sites, the Company risks diluting its brand, confusing users and advertisers, and decreasing the attractiveness of its audience to advertisers. In order to attract and retain Internet users and to promote and maintain the go2net brand in response to competitive pressures, the Company may find it necessary to increase its budget for developing its products and services or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among users. If the Company is unable to provide Internet-based products and services as described herein or otherwise fails to promote and maintain the go2net brand, or the Company incurs significant expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

         Expansion of 0perations and Managing Potential Growth. Since its inception, the Company has grown rapidly and as of September 30, 1997 had 23 full-time employees and 7 independent contractors. This growth has placed, and is expected to continue to place, a significant strain on the Company's management, physical and capital resources. It is expected that the Company will need to hire additional key personnel in order to fully implement its business strategy. No assurance can be given as to whether, when, if ever, and under what terms the Company will be able to attract such new personnel. In order to manage such growth successfully, the Company will be required to, among other things, implement and manage its operational and financial systems on a timely basis and to train, manage and expand its growing employee base. Further, the Company's management will be required to successfully maintain relationships with various advertising customers, advertising agencies, other Internet sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing marketplace. There can be no assurance that the Company's current personnel, systems, procedures and quality and accounting controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage needed and qualified personnel, or that management will be able to identify and exploit existing and potential opportunities. If the Company is unable to effectively manage growth, the Company's business, financial condition and operating results will be materially adversely affected.

         Need for Additional Capital to Finance Growth and Capital Requirements. The Company expects to seek to enhance and expand its Internet sites in order to improve its competitive position and meet the increasing demands for quality Internet-based products and services and competitive advertising and subscription pricing. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, products and services. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet-based products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then existing stockholders would be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the holders of Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in the Company's business, financial condition and operating results.

         Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services of Russell C. Horowitz, John Keister, Paul
S. Phillips and the other members of its management team, as well as on the Company's ability to retain and motivate its officers and key employees. Each of Messrs. Horowitz, Keister and Phillips has entered into employment agreements with the Company. The Company maintains a $2,000,000 "key man" life insurance policy on the lives of each of Messrs. Keister and Phillips and a $5,000,000 "key man" life insurance policy on the life of Mr. Horowitz. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. The development of technologies, products and services for the Company's Internet sites requires the services of highly skilled employees and independent contractors. The number of such personnel available is extremely limited and competition for such personnel among Internet and other companies is intense. There can be no assurance that the Company will be able to retain its existing employees and independent contractors or that it will be able to attract, assimilate or retain sufficiently qualified personnel in the future. The inability to attract and retain the necessary technical, managerial, design, editorial, sales and marketing personnel could have a material adverse effect on the Company's business, financial condition and operating results.

         Limited Experience in Sales and Marketing of Advertising. None of the Company's senior management team has any significant experience in selling advertising on the Internet or any other medium, and few members of the Company's senior management team have any significant experience in the Internet industry. Achieving acceptance by potential advertisers and advertising agencies of the Company's Internet sites as a viable marketing forum will require the Company to develop and maintain relationships with key advertisers and advertising agencies, and there can be no assurance that any such relationships will be developed, on a timely basis or at all.

         Dependence on Third Parties for Internet Operations and Content Development. The Company believes that the ability to advertise its Internet sites on other Internet sites and the willingness of the owners and operators of such sites to direct users to the Company's Internet sites through hypertext links are critical to the success of the Company's Internet operations. Other Internet sites, particularly search/index guides and other companies with strategic ability to direct user traffic, significantly affect traffic to the Company's Internet sites. The Company does not currently have any significant arrangements with these types of companies from which it expects to generate user visits to its Internet sites. There can be no assurance that the Company will establish or maintain such arrangements in the future. In addition, the Company relies on the cooperation of owners and operators of Internet sites and search/index guides in connection with the operation of the MetaCrawler Service. There can be no assurance that such cooperation will continue to be available on terms acceptable to the Company or at all. The inability of the Company to include third-party search/index guides in the MetaCrawler Service could result in the decrease in use of the MetaCrawler Service, which would have a material, adverse effect on the Company's business, financial condition and operating results. The Company's ability to develop original and compelling Internet-based products and services is also dependent on maintaining relationships with and using products provided by third party vendors. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet sites. If the Company is unable to develop and maintain satisfactory relationships with such third parties on terms acceptable to the Company, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected. In these efforts, the Company has relied, and will continue to rely substantially, on the product and service development efforts of third parties. For example, the Company relies on S&P Comstock, Dow Jones & Company. Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., News Alert, SportsTicker, Edgar Online, Reuters and Market Guide, Inc. to provide a significant portion of the information included on the Company's Internet sites. There can be no assurance the Company will maintain these relationships in the future. Any failure of these third parties to provide this information to the Company could have a material adverse effect on the Company's business, financial condition and operating results.

         Dependence on Continued Growth in the Use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Revenues from the Company's Internet operations will depend largely on the widespread acceptance and use of the Internet as a source of information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary infrastructure, lack of timely development of enabling technologies or lack of commercial support for Internet-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect use of the Internet generally and of the Company's Internet sites in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, financial condition and operating results would be materially adversely affected.


         Dependence on the MetaCrawler License. The Company and Netbot entered into a License Agreement (the "MetaCrawler License Agreement") pursuant to which Netbot has granted the Company an exclusive (subject to certain limited exceptions), worldwide license to provide the MetaCrawler Service. As part of the MetaCrawler License Agreement, the Company has the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). Netbot has licensed the MetaCrawler Service and the other intellectual property rights associated therewith from UW on an exclusive basis. The license has been granted to the Company by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service and the license is subject to the rights of UW to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the UW domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to the Company pursuant to the MetaCrawler License Agreement. A substantial portion of the traffic to the Company's Internet sites is currently derived from users of the MetaCrawler Service. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by the Company thereunder, the termination of the MetaCrawler License Agreement could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, the termination of the License Agreement between UW and Netbot relating to Netbot's license of the MetaCrawler Service would result in the inability of the Company to continue to provide the MetaCrawler Service under the MetaCrawler License Agreement, which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, any failure by the Company to continue to provide the MetaCrawler Service for any reason could have a material adverse effect on the Company's business, financial condition and operating results.

         Risks of New Business Areas. The long-term success of the Company's business strategy will depend to a significant extent on the Company's ability to expand operations beyond solely relying on Internet-based advertising revenues into areas such as subscription-based products and services and electronic commerce, in addition to successfully developing new Internet sites and enhancing existing ones. There can be no assurance that the Company will be able to expand into such areas, develop and launch any new Internet sites or enhance existing ones. In addition, expansion into new business areas and new Internet sites may bring the Company into direct competition with new competitors. Any expansion of product offerings or operations, or new Internet sites developed and launched by the Company that are not favorably received by Internet users could damage the Company's reputation or the go2net brand. Expansion into new business areas or the development and launching of new Internet sites will also require significant additional expenses and programming and other resources and will strain the Company's management, financial and operational resources. Furthermore, any expansion of business areas and the developing and launching of new Internet sites, as well as the enhancement of the Company's existing Internet sites, will necessarily rely on untested business models. To date, the Company has generated limited revenues from Internet-based advertising, and there can be no assurance that the Company will be able to generate revenues from these sources in the future. The Company's failure to expand its business operations or develop and launch new Internet sites in a cost effective and timely manner could have a material adverse effect on the Company's business, financial condition and operating results.

         From time to time, the Company may entertain new business opportunities and ventures in a broad range of areas. Although the Company has made no specific arrangements with respect to any such opportunities, it may in the future elect to pursue one or more such opportunities. Typically, such opportunities require extended negotiations, the outcome of which cannot be predicted. If the Company were to enter into such a venture, the Company could be required to invest a substantial amount of capital, which could have a material adverse effect on the Company's financial condition and its ability to implement its existing business strategy. Such an investment could also result in large and prolonged operating losses for the Company. Further, such negotiations or ventures could place additional, substantial burdens on the Company's management personnel and its financial and operational systems. There can be no assurance that such a venture would ever achieve profitability, and a failure by the Company to recover the substantial investment required to launch and operate such a venture would have a material adverse effect on the Company's business, financial condition and operating results.

         Risks of Technological Change. The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its Internet-based products and services, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Internet sites and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, new Internet-based products, services or enhancements offered by the Company may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on the Company's business, financial condition and operating results

         Capacity Constraints and System Disruptions. The satisfactory performance, reliability and availability of the Company's Internet sites and its computer network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. The Company's Internet-based advertising revenues will be directly related to the number of advertisement impressions delivered by the Company. System interruptions that result in the unavailability of the Company's Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of the Company's Internet sites to users and advertisers. The Company may experience periodic systems interruptions from time to time in the future. Additionally, any substantial increase in traffic on the Company's Internet sites may require the Company to expand and adapt its computer network infrastructure. The Company's inability to add additional computer software, hardware and bandwidth to accommodate increased use of its Internet sites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that the Company will be able to expand its computer network infrastructure on a timely basis to meet increased use. Any system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results. The Company is dependent on third parties for uninterrupted Internet access. In addition, the Company is dependent on various third parties for substantially all of its news and information. Loss of such services from any one or more of such third parties may have a material adverse effect on the Company's business, financial condition and operating results. No assurance can be given as to whether, or on what terms, the Company would be able to obtain such services from other third parties in the event of the loss of any of such services.

         The Company's Internet operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. There can be no assurance that interruptions in service will not materially adversely affect the Company's operations in the future. While the Company carries business interruption insurance to compensate the Company for losses that may occur, there can be no assurance that such insurance will be sufficient to provide for all losses or damages incurred by the Company.

         Liability for Internet Content; Government Regulations. As a publisher and a distributor of content over the Internet, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. In addition, the Company could be exposed to liability with respect to the content or unauthorized duplication of material indexed in its search services. Although the Company carries liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition and operating results.

         Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as, among other things, access, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. As a provider of Internet-based products and services, the Company is subject to the provisions of existing and future federal and local legislation that could be applied to the Company's operation. Such legislation could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, thereby, have a material adverse effect on the Company's business, financial condition and operating results.

         Liability for Information Retrieved From the Internet. Materials may be printed from or downloaded into users' computers from the Internet-based services provided by the Company or from the Internet access or information providers with which the Company has a relationship. Given that materials may be subsequently distributed to third parties, without the Company's knowledge or consent, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought, and successfully pressed, against Internet-based services in the past. Although the Company carries liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would have a material adverse effect on the Company's business, financial condition and operating results.

         Security Risks. The Company has instituted certain security measures designed to protect its Internet sites and other operations from unauthorized use and access. Such measures cannot guarantee complete security, however, and a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. To the extent that activities of the Company or any third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas will be successful or enforceable, or that parties will accept such contractual provisions as part of the Company's agreements.

         Dependence on Licensed Technology; Protection of Intellectual Property. The Company is dependent upon obtaining existing technology related to its operations. To the extent new technological developments are unavailable to the Company on terms acceptable to it or if at all, the Company may be unable to continue to execute its business plan and its business, financial condition and operating results would be materially adversely affected.

         The success of the Company is dependent upon its ability to protect and leverage the value, if any, of its original Internet technologies, software, content and its trademarks, trade names, service marks, domain names and other proprietary rights it either currently has or may have in the future. The Company has filed service marks for its logo and name, as well as for the names of each of its sites. In addition, given the uncertain application of existing copyright and trademark laws to the Internet, there can be no assurance that existing laws will provide adequate protection for the Company's technologies, sites or domain names.

Policing unauthorized use of the Company's technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given, among other things, the global nature of the Internet.

         From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property of third parties by the Company or its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition and operating results.

         Risks Associated with Potential Acquisitions. The Company may in the future pursue acquisitions of companies, technologies or other assets. Future acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow. Future acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. As of the date of this Report, the Company does not have any commitments, agreements or understandings with regard to any material acquisition.

         Susceptibility to General Economic Conditions. The Company's business, financial condition and operating results will be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession, however slight, then the Company expects that business entities, including the Company's advertisers and potential advertisers, could substantially and immediately reduce their advertising and marketing budgets. In addition, the Company's ability to charge subscription fees for access to certain portions of its Internet sites or to engage in commerce via the Internet would be adversely affected, thereby resulting in a material adverse effect on the Company's business, financial condition and operating results.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART I.       FINANCIAL INFORMATION                                                            PAGE
Item 1        Consolidated Financial Statements:
              Independent Auditors' Report..............................................       29
              Balance Sheets September 30, 1997
                  and September 30, 1996................................................       30
              Statements of Operations Year ended September 30, 1997
                  and the period from inception
                  (February 12, 1996) to September 30, 1996.............................       31
              Statements of Stockholders' Equity........................................       32
              Statements of Cash Flows Year ended September 30, 1997
                   and the period from inception (February 12, 1996)
                   to September 30, 1996................................................       33
              Notes to Consolidated Financial Statements................................       34

PART II.      FINANCIAL STATEMENTS SCHEDULE

         All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
go2net, Inc.

We have audited the accompanying balance sheets of go2net, Inc. as of September 30, 1997 and 1996, and the related statements of operations and cash flows for the year ended September 30, 1997 and for the period from inception (February 12, 1996) through September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of go2net, Inc. at September 30, 1997 and 1996, and the results of its operations and its cash flows for the year ended September 30, 1997 and for the period from inception (February 12, 1996) through September 30, 1996, in conformity with generally accepted accounting principles.


                                                      ERNST & YOUNG LLP


Seattle, Washington
October 23, 1997

                                  GO2NET, INC.

                                 BALANCE SHEETS

                                                              September 30,        September 30,
                                                                   1997                 1996
                                                                   ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents ...........................        $ 10,891,801         $   865,742
  Receivables .........................................              59,462                  --
  Prepaid expenses and other assets ...................             145,114               8,216
                                                               ------------         -----------
          Total current assets ........................          11,096,377             873,958

Property and equipment, net ...........................             509,004             179,328
Intangibles ...........................................             688,107                  --
Deposits ..............................................             307,365                  --
Other assets ..........................................              18,861              12,955
                                                               ------------         -----------
          Total assets ................................        $ 12,619,714         $ 1,066,241
                                                               ============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..............        $    134,890         $    45,098
   Short term debt ....................................              34,580                  --
   Deferred revenue ...................................              15,923                  --
                                                               ------------         -----------
          Total current liabilities ...................             185,393              45,098

Stockholders' equity:
  9% Cumulative Redeemable Convertible Preferred Stock,
     $1.00 par value, authorized 1,000,000 shares; no
     shares at September 30, 1997 and 927,500 shares at
     September 30, 1996  outstanding ..................                  --           1,505,000
  Common stock, $0.01 par value, authorized 9,000,000
     shares; 4,505,217 shares at September 30, 1997 and
     1,619,100 shares at September 30, 1996 outstanding          14,570,558              13,900
  Less 9% Cumulative Redeemable Convertible Preferred
     Stock ............................................                  --             (80,000)
     Subscriptions receivable
  Accumulated deficit .................................          (2,136,237)           (417,757)
                                                               ------------         -----------

          Total stockholders' equity ..................          12,434,321           1,021,143
                                                               ------------         -----------

          Total liabilities and stockholders' equity ..        $ 12,619,714         $ 1,066,241
                                                               ============         ===========

                             See accompanying notes.

                                  GO2NET, INC.

                            STATEMENTS OF OPERATIONS

                                                                           Period from Inception
                                                 Year Ended                 (February 12, 1996)
                                             September 30, 1997         through September 30, 1996
                                             ------------------         --------------------------
Revenue ..........................              $   254,389                     $        --
Cost of revenue ..................                  180,253                              --
                                                -----------                     -----------
          Gross profit ...........                   74,136                              --


Operating expenses:
  Advertising and marketing ......              $    77,958                     $    10,150
  Product development ............                  548,706                         137,159
  General and administrative .....                1,436,224                         283,832
                                                -----------                     -----------
          Total operating expenses                2,062,888                         431,141
                                                -----------                     -----------


Loss from operations .............               (1,988,752)                       (431,141)

Interest income, net .............                  270,272                          13,383
                                                -----------                     -----------

Net loss .........................              $(1,718,480)                    $  (417,758)
                                                ===========                     ===========

Net loss per share ...............              $     (0.50)                    $     (0.16)

Shares used in computing
  net loss per share .............                3,464,489                       2,548,680

                             See accompanying notes.

                                  GO2NET, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

      PERIOD FROM INCEPTION (FEBRUARY 12, 1996) THROUGH SEPTEMBER 30, 1996
                        AND YEAR ENDED SEPTEMBER 30, 1997



                                           CUMULATIVE REDEEMABLE                                             SUBSCRIPTION
                                           CONVERTIBLE PREFERRED                COMMON STOCK                     NOTES
                                            SHARES       AMOUNT              SHARES        AMOUNT             RECEIVABLE
                                            ------       ------              ------        ------             ----------
Cash received for common
stock sold to founders ............              -              -          1,390,000      $    13,900                 -

Issuance of common stock
at no cost ........................              -              -            229,100                -                 -

Sale of preferred stock ...........        927,500    $ 1,505,000                  -                -          $(80,000)

Net loss for period from
  Inception (February 12,
  1996) through
  September 30, 1996 ..............              -              -                  -                -                 -
                                          ---------    -----------         ---------      -----------          --------
Balance at September 30, 1996 .....        927,500      1,505,000          1,619,100           13,900           (80,000)
Payment of note receivable ........              -              -                  -                -            80,000

Issuance of common stock
at no cost ........................              -              -             35,500                -                 -

Conversion of preferred stock .....       (927,500)    (1,505,000)           927,500        1,505,000                 -
Sale of common stock ..............              -              -             75,000          150,000                 -

Repurchase of common
stock_ ............................              -              -            (13,550)            (556)                -

Issuance of common stock
for services rendered .............              -              -              5,000           28,000                 -

Issuance of common
stock, net of related expenses
of $1,930,788 .....................              -              -          1,840,000       12,789,212                 -

Common stock issued in
connection with acquisition
of license ........................              -              -             16,667           85,002                 -


Net Loss for the year
ended September 30,
1997 ..............................              -              -                  -                -                 -
                                          ---------    -----------         ---------      -----------          --------

Balance at September 30,
1997 ..............................              -              -          4,505,217      $14,570,558                 -
                                          =========    ===========         =========      ===========          ========




                                                                    TOTAL
                                            ACCUMULATED          STOCKHOLDERS'
                                              DEFICIT               EQUITY
                                              -------               ------
Cash received for common
stock sold to founders ............                -            $    13,900

Issuance of common stock
at no cost ........................                -

Sale of preferred stock ...........                -              1,425,000

Net loss for period from
  Inception (February 12,
  1996) through
  September 30, 1996 ..............        $(417,757)              (417,757)
                                           ---------              ---------
Balance at September 30, 1996 .....         (417,757)             1,021,143

Payment of note receivable ........                -                 80,000

Issuance of common stock
at no cost ........................                -                      -

Conversion of preferred stock .....                -                      -

Sale of common stock ..............                -                150,000

Repurchase of common
stock ............................                 -                   (556)

Issuance of common stock
for services rendered .............                -                 28,000

Issuance of common
stock, net of related expenses
of $1,930,788 .....................                -             12,789,212

Common stock issued in
connection with acquisition
of license ........................                -                 85,002


Net Loss for the year
ended September 30,
1997 ..............................       (1,718,480)            (1,718,480)
                                         ------------           ------------
Balance at September 30,
1997 ..............................       (2,136,237)           $12,434,321
                                         ============           ===========

                             See accompanying notes.

                                  GO2NET, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    PERIOD FROM INCEPTION
                                                                                     (FEBRUARY 12, 1996)
                                                               YEAR ENDED                  THROUGH
                                                           SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                           ------------------         ------------------
Operating activities:
  Net loss ......................................              $ (1,718,480)              $  (417,757)

Adjustments to reconcile net loss to net cash
used in operating activities:
      Depreciation and amortization .............                   171,042                    19,278
      Stock compensation ........................                    28,000                        --
      Loss on sale of equipment .................                     5,080                        --
                                                               ------------               -----------
   Changes in assets and liabilities:
      Prepaid expenses and other assets .........                  (136,898)                   (8,216)
      Receivables ...............................                   (59,462)                       --
      Other assets ..............................                   (10,781)                  (14,359)
      Deposits ..................................                  (307,365)                       --
      Deferred revenue ..........................                    15,923                        --
      Accounts payable and accrued expenses .....                    89,792                    45,098
                                                               ------------               -----------

Net cash used in operating activities ...........                (1,923,149)                 (375,956)

Investing activities:
      Acquisition of property and equipment .....                  (448,318)                 (197,202)
      Proceeds from sale of property and
      equipment .................................                     5,494                        --
      Acquisition of Intangibles ................                  (661,204)                       --
                                                               ------------               -----------

Net cash used in investing activities ...........                (1,104,028)                 (197,202)

Financing activities:
      Proceeds from issuance of common stock, net                12,939,212                    13,900
      Repurchase of common stock ................                      (556)                       --
      Borrowing on line of credit ...............                   500,000                        --
      Payment on line of credit .................                  (500,000)                       --
      Short term borrowing ......................                    76,354                        --
      Payment on short term borrowing ...........                   (41,774)                       --
      Proceeds from issuance of preferred
      stock .....................................                        --                 1,425,000
      Proceeds from note receivable .............                    80,000                        --
                                                               ------------               -----------
Net cash provided by financing activities .......                13,053,236                 1,438,900
                                                               ------------               -----------

Net increase in cash and cash equivalents .......                10,026,059                   865,742

Net cash and cash equivalents at beginning of
  period ........................................                   865,742                        --
                                                               ------------               -----------

Cash and cash equivalents at end of period ......              $ 10,891,801               $   865,742
                                                               ============               ===========
Supplemental cashflow disclosure:  Cash paid
for interest: ...................................              $     10,957               $        --

                             See accompanying notes.

                                  go2net, Inc.
                          Notes to Financial Statements


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

go2net, Inc. (the "Company") was incorporated in the State of Delaware on February 12, 1996 (operations began in March 1996). The Company is an interactive technology company that operates a group of Web sites. MetaCrawler
<URL: http://www.metacrawler.com/> is a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); PlaySite
<URL: http://www.playsite.com/> is a Java-based multi-user games network;
StockSite <URL: http://www.stocksite.com/> offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; and go2vision <URL: http://www.go2net.com/vision/> is a Netcaster/Castanet channel (push technology). The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS

Intangible assets represent license fees associated with technology sublicenses and acquisitions and are recorded at cost. Amortization of intangibles is recorded using the straight-line method over the useful lives of 5 years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. For the period ended September 30, 1997, there were no adjustments to the carrying values of intangible assets resulting from these evaluations.

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting the Company to concentration of credit risk consist primarily of cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal.

USE OF ESTIMATES

The Company's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives its revenue from the sale of advertisements on short-term contracts and barter transactions. Advertising revenues are recognized ratably over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. As of September 30, 1997 and 1996, respectively, the Company did not have any advances or prepaids related to go2net, Inc.
                    Notes to Financial Statements (continued)


barter agreements. For the year ended September 30, 1997, the Company recognized revenues of $163,390 from barter transactions.

ADVERTISING AND MARKETING EXPENSE

The Company expenses costs associated with advertising and marketing as they are incurred.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, redeemable convertible preferred stock, common stock and common equivalent shares (options and warrants) issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods prior to the completion of the offering regardless of whether they are antidilutive.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", and accordingly accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company recognizes no compensation expense for its stock option grants.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which becomes effective for the Company's 1997 financial statements beginning in the first quarter of the fiscal year ending September 30, 1998. SFAS No. 128 will require the reporting of "basic" earnings per share, which will exclude the impact of common stock equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. The adoption of this new accounting standard is not expected to have a material effect on the reported net loss per share of the Company.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to the current year presentation.

2.  BALANCE SHEET COMPONENTS

Cash and Cash Equivalents

The carrying value of cash and cash equivalents consisted of:

                                             September 30,       September 30,
                                                  1997              1996
                                                  ----              ----
Cash ....................................     $    85,935        $    25,354
Money market and time deposit balances...      10,805,866            840,388
Cash and cash equivalents ...............     $10,891,801        $   865,742
                                              ===========        ===========

The carrying value of the Company's cash equivalents approximate their fair values based on quoted market prices.

                                  go2net, Inc.
                    Notes to Financial Statements (continued)


Property and Equipment

A summary of property and equipment follows:

                                                    September 30,     September 30,
                                                        1997               1996
                                                        ----               ----
Computer equipment ...........................        $ 578,837         $ 160,756
Office equipment .............................           22,041            27,425
Leasehold improvements .......................           27,540             7,221
Other ........................................               --             1,800
                                                      ---------         ---------
                                                        628,418           197,202
Less accumulated depreciation and amortization         (119,414)          (17,874)
                                                      ---------         ---------
                                                      $ 509,004         $ 179,328
                                                      =========         =========

Intangibles

Capitalized license fees were $746,206 and $0 at September 30, 1997 and 1996, respectively. Amortization of intangibles amounted to $58,099 and $0 for 1997 and 1996. Accumulated amortization at September 30, 1997 and 1996 was $58,099 and $0, respectively.

Other Assets

Trademarks and other intangibles are included with "Other Assets" and are being amortized over a useful life of three years. Trademarks and other intangibles were $25,140 and $12,601 as of September 30, 1997 and 1996, respectively. Amortization of trademarks and other intangibles amounted to $4,875 and $1,404 for 1997 and 1996. Accumulated amortization at September 30, 1997 and 1996 was $6,280 and $1,404, respectively.

3.  INCOME TAXES

As of September 30, 1997 and September 30, 1996, the Company had approximately $2,130,000 and $394,000, respectively, of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Utilization of the Company's net operating loss carry forwards may be subject to annual limitations if there is deemed to be a change in control (Section 382).

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                         September 30,     September 30,
                                                              1997             1996
                                                              ----             ----
Depreciation and amortization........................       $ (1,342)       $  (6,304)
Net operating losses.................................        724,312          133,953
Accruals, reserves and other.........................              -           12,540
                                                             722,970          140,189
Less valuation allowance.............................       (722,970)        (140,189)
                                                            --------        ---------
                                                            $     --        $      --
                                                            ========        =========

4.  STOCKHOLDERS' EQUITY

9% Cumulative Convertible Redeemable Preferred Stock

In November 1996, the holders of all outstanding shares of Preferred Stock converted into 927,500 shares of common stock.

                                  go2net, Inc.
                    Notes to Financial Statements (continued)


Common Stock

From Inception (February 12, 1996) through September 30, 1996, the Company sold 1,390,000 shares to its founders at par value and during the year ended September 30, 1997, sold 75,000 shares of common stock for $2.00 per share to a member of its Board of Directors. The Company also issued 35,500 and 229,100 shares to employees and independent contractors in 1997 and 1996, respectively. The Company has the right, at any time after termination of such employees' and independent contractors' employment or service, to repurchase certain common shares at the price per share paid by the employee or independent contractor. The Company's right to repurchase lapses with respect to the shares held by the employees and independent contractors over varying periods of time but generally within three years of the purchase or issuance date. There were 108,875 shares of common stock subject to repurchase by the Company at September 30, 1997.

In 1997, the Company issued 5,000 shares to an employee with a fair market value of $5.60 per share. Compensation expense of $28,000 was recorded during the year ended September 30, 1997 associated with this issuance.

In April 1997, the Company completed its initial public offering and issued 1,600,000 shares of its common stock to the public at a price of $8.00 per share. In May 1997, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 240,000 shares of its common stock at a price of $8.00 per share. The Company received approximately $12.8 million of cash, net of underwriting discounts, commissions and other offering costs.

On July 15, 1997, the Company acquired PlaySite, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation for $500,000 in cash and 16,667 shares of the Company's common stock, with a value of $85,002.

5.  LEASES

The Company has a noncancelable lease for its facilities. Rental expense from this and a previous lease that expired in July 1997 amounted to approximately $141,346 for the year ended September 30, 1997 and $34,600 for the period from inception (February 12, 1996) through September 30, 1996.

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at September 30, 1997:


1998.................................................      $  275,714
1999.................................................         283,101
2000.................................................         283,101
2001.................................................         283,101
2002.................................................         283,101
Thereafter                                                    259,509
                                                           ----------
Total Minimum Lease Payments.........................      $1,667,627
                                                           ==========

6.  STOCK OPTION PLAN

In 1996, the Board of Directors adopted a Stock Option Plan under which an aggregate of 750,000 shares of common stock were reserved for grants to employees and members of the Board of Directors and independent contractors. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator.

                                  go2net, Inc.
                    Notes to Financial Statements (continued)


The Compensation Committee of the Board of Directors determines the option price for stock options granted under the Stock Option Plan. Incentive stock options may be granted at not less than 100% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for incentive options granted to a person owning greater than 10% of the total combined voting power of all classes of the Company's stock, for which the exercise price of the options must be not less than 110% of the fair market value. Stock options exercised, granted and canceled during periods ended September 30, 1997 and 1996, are as follows:


                                                          SHARES          WEIGHTED
                                                           UNDER           AVERAGE
                                                        OUTSTANDING       EXERCISE
                                                          OPTIONS           PRICE
                                                          -------           -----
Options Granted......................................      79,500           $8.00
Options Exercised....................................           -               -
Options Cancelled....................................           -               -
                                                          -------
Balance at September 30,1996........................       79,500           $8.00
Options Granted......................................     568,500           $7.97
Options Exercised....................................           -               -
Options Cancelled....................................     (53,334)          $8.00
                                                          -------
 Balance at September 30,1997........................     594,666           $7.97
                                                          =======


Options considered exercisable as of September 30, 1997 and 1996 were 409,834 and 10,000 at weighted average exercise prices of $8.00 per share. The weighted average remaining contractual life of the outstanding options at September 30, 1997 and 1996 was 5.756 years and 5.133 years, respectively. At September 30, 1997 and 1996, options for 155,334 and 670,500, respectively, remain available for grant.

Pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions on the option grant date: risk-free interest rates of 4.92% to 6.39%, expected volatility of .548, expected option life of 1 to 5 years, and a dividend yield of 0.0%.

Under 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period.)

                                                        September 30,     September 30,
                                                            1997               1996
                                                            ----               ----
Net loss:
     As reported.........................               $ (1,718,480)       $(417,758)
     Pro forma...........................               $ (2,103,405)       $(445,202)
Net loss per share:
     As reported.........................                   $(.50)           $(.16)
     Pro forma...........................                   $(.61)           $(.17)


The Statement 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which Statement 123 calculations are phased in over time.

7.  REVOLVING CREDIT AGREEMENT

On November 20, 1996, the Company entered into a revolving credit agreement with a bank that provides for the Company to borrow up to $750,000 at the bank's prime lending rate (8.5% per annum as of September 30, 1997) plus 1% and all amounts outstanding under the agreement are due by November 15, 1997. No amounts were outstanding under the line of credit at September 30, 1997.

                                  go2net, Inc.
                    Notes to Financial Statements (continued)


8.  SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Board of Directors approved an amendment to the Company's 1996 Stock Option Plan to increase the number of shares available for the grant of options thereunder from 750,000 to 1,500,000, which is subject to shareholder approval, and the Company granted options to acquire an additional 218,000 shares of the Company's common stock. Those options generally vest over periods ranging from one to four years. The weighted average exercise price for all such option grants was $7.90 per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

         In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on March 12, 1998. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
                  ON FORM 8-K

         (a)      Financial Statements and Schedules

         The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in index under Item 8.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997


         (c)      List of Exhibits

Exhibit
   No.                                      Title
   ---                                      -----
3.1*     Restated Certificate of Incorporation of the Company.

3.2*     Amended and Restated Bylaws of the Company.

4.1*     Specimen stock certificate representing the shares of Common Stock.

10.1*    Form of Preferred Stock Subscription Agreement.

10.2*    Employment Agreement, dated March 1, 1996, between the Company and
         Russell C. Horowitz.

10.3*    Employment Agreement, dated March 1, 1996, between the Company and John
         Keister.

10.4* Promissory Note, dated November 20, 1996, in the aggregate principal amount of $500,000 made by the Company and payable to US Bank of Washington.

10.5* Commercial Guaranty of Russell C. Horowitz, dated November 20, 1996, guaranteeing all amounts due under the $500,000 Line of Credit between the Company and US Bank of Washington.

10.6     Sublease Agreement, dated March 18, 1997, between the Company and Wells
         Fargo Bank, N.A.

10.8*    go2net, Inc. 1996 Stock Option Plan.

10.9* License Agreement dated as of January 31, 1997 between Netbot, Inc. and the Company.

10.10*   Subscription Agreement dated as of August 7, 1996 between Sports Ticker
         Enterprises, L.P. and the Company.

10.11*   S&P Comstock Information Distribution License Agreement dated as of
         August 16, 1996 between S&P Comstock, Inc. and the Company.

10.12*   Distributor Agreement dated as of September 6, 1996 between Comtex
         Scientific Corporation and the Company.

11.1     Computation of Net Loss Per Share.

27       Financial Data Schedule


---------------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-19051).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             go2net, Inc.


                              By: /s/  Russell C. Horowitz
                                 ----------------------------------------------
                                  Name: Russell C. Horowitz
                                  Title:  President and Chief Executive Officer

Date:  December 23, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                   Date
---------                                   -----                                   ----
/s/  Russell C. Horowitz                    President, Chief Executive              December 23, 1997
-----------------------------               Officer, Chief Financial
Russell C. Horowitz                         Officer and Director
                                            (principal executive,
                                            financial and accounting
                                            officer)



/s/  John Keister                           Chief Operating Officer                 December 23, 1997
-----------------------------               and Director
John Keister



/s/  Dennis Cline                           Director                                December 23, 1997
-----------------------------
Dennis Cline



/s/ Michael J. Riccio Jr.                   Director                                December 23, 1997
-----------------------------
Michael J. Riccio, Jr.



/s/  Martin L. Schoffstall                  Director                                December 23, 1997
-----------------------------
Martin L. Schoffstall