Form 10-Q
period 1997-12-31
GO2NET INC
filed 1998-02-06
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      91-1710182
           --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

                          999 Third Avenue, Suite 4700
                                Seattle, Wa 98104
                          ----------------------------
                    (Address of principal executive offices)

                                 (206) 447-1595
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1)  Yes  X        No
                                        ---           ---


As of February 6, 1997, there were 4,503,092 shares of the Registrant's common stock outstanding.

                                                                          PAGE
PART I           FINANCIAL INFORMATION                                    NUMBER

ITEM 1: Financial Statements

             Condensed Balance Sheets as of December 31, 1997
                 and September 30, 1997...................................  3
             Condensed Statements of Operations for the three
                 months ended December 31, 1997 and the three months
                 ended December 31, 1996..................................  4
             Condensed Statements of Cash Flows for the three
                 months ended December 31, 1997 and the three months
                 ended December 31, 1996..................................  5
             Notes to Financial Statements................................  6

ITEM 2:      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................  8

PART II          OTHER INFORMATION

ITEM 1:      Legal Proceedings............................................ 12

ITEM 2:      Changes in Securities........................................ 12

ITEM 3:      Defaults Upon Senior Securities.............................. 12

ITEM 4:      Submission of Matters to a Vote of Security Shareholders..... 12

ITEM 5:      Other Information............................................ 12

ITEM 6:      Exhibits and Reports on Form 8-K............................. 12

             SIGNATURES................................................... 13

Exhibit 27   Financial Data Schedule...................................... 14
                                  go2net, Inc.

                            CONDENSED BALANCE SHEETS

                                                                 December 31,   September 30,
                                                                    1997            1997
                                                                    ----            ----
                                                                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents .................................    $10,444,848     $10,891,801
  Receivables ...............................................        224,784          59,462
  Prepaid expenses and other assets .........................        115,134         145,114
                                                                 -----------     -----------
     Total current assets ...................................     10,784,766      11,096,377

Property and equipment, net .................................        653,312         509,004
Intangibles, net ............................................        631,296         688,107
Deposits ....................................................        300,000         307,365
Other assets ................................................         17,533          18,861
                                                                 -----------     -----------

     Total assets ...........................................    $12,386,907     $12,619,714
                                                                 ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued expenses ..........................................    $   113,310     $   134,890
   Short term debt ..........................................        209,069          34,580
   Deferred revenue .........................................        126,566          15,923
                                                                 -----------     -----------
     Total current liabilities ..............................        448,946         185,393

Shareholders' equity:
  Preferred Stock, authorized 1,000,000 shares; no shares
     Outstanding ............................................              -               -
  Common stock, $0.01 par value, authorized 9,000,000 shares;
     Outstanding 4,503,092 at December 31, 1997 and 4,505,217
     shares at September 30, 1997 ...........................     14,578,602      14,570,558
  Accumulated deficit .......................................     (2,640,640)     (2,136,237)
                                                                 -----------     -----------
     Total shareholders' equity .............................     11,937,962      12,434,321
                                                                 -----------     -----------

     Total liabilities and shareholders' equity .............    $12,386,907     $12,619,714
                                                                 ===========     ===========

                  See notes to condensed financial statements.

                                  go2net, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months         Three Months
                                                         Ended                 Ended
                                                   December 31, 1997     December 31, 1996
                                                   -----------------     -----------------

Revenue ...........................................    $ 325,393                     -
 Cost of revenue ..................................      141,979                     -
                                                       ---------             ---------
 Gross profit .....................................      183,414                     -

Operating expenses:
  Advertising and marketing .......................    $  97,033             $  12,512
  Product development .............................      258,467               186,300
  General and administrative ......................      480,759               171,139
                                                       ---------             ---------
Total operating expenses ..........................      836,259               369,951

Loss from operations ..............................     (652,845)             (369,951)
Interest income, net ..............................      148,442                 7,280
                                                       ---------             ---------
Net loss ..........................................    $(504,403)            $(362,671)
                                                       =========             =========
Basic net loss per share (Note 2) .................    $    (.11)            $    (.17)
Diluted net loss per share (Note 2) ...............    $    (.11)            $    (.14)

                  See notes to condensed financial statements.

                                  go2net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended      Three Months Ended
                                                         December 31, 1997       December 31, 1996
                                                         -----------------       -----------------
Operating activities:
  Net loss ...........................................    $  (504,403)                $(362,671)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization ......................        123,698                    21,620
  Loss on sale of equipment ..........................            328                         -
Changes in working capital:
  Receivables ........................................       (165,322)                        -
  Prepaid expenses and other assets ..................         42,895                   (24,057)
  Accrued interest ...................................        (13,486)                        -
  Deposits ...........................................          7,365                         -
  Deferred revenue ...................................        110,643                         -
  Accounts payable and accrued expenses ..............        (21,580)                  (12,483)
                                                          -----------                 ---------
Net cash used in operating activities ................       (419,862)                 (377,591)
                                                          -----------                 ---------
Investing activities:
  Acquisition of property and equipment ..............       (210,724)                  (25,213)
  Proceeds from sale of equipment ....................          1,100                         -
                                                          -----------                 ---------
Net cash used in investing activities ................       (209,624)                  (25,213)
                                                          -----------                 ---------
Financing activities:
  Proceeds from Issuance of Common Stock, net ........          8,044                   150,000
  Borrowing on Line of Credit ........................        200,000                         -
  Payment on short term borrowing ....................        (25,511)
  Proceeds from issuance of Preferred Stock ..........              -                    80,000
                                                          -----------                 ---------
Net cash provided by financing activities ............        182,533                   230,000
                                                          -----------                 ---------
Net increase in cash and cash
equivalents ..........................................       (446,953)                 (172,804)
Cash and cash equivalents at beginning
of period ............................................     10,891,801                   865,742
                                                          -----------                 ---------
Cash and cash equivalents at end of period ...........    $10,444,848                 $ 692,938
                                                          ===========                 =========


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

     These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

2.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Net Loss Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("Statement No. 128"), which the Company adopted for the period ended December 31, 1997. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of options, warrants and any convertible securities. All such dilutive securities are anti-dilutive, and therefore, excluded from dilutive loss per share, except in accordance with Securities and Exchange Commission requirements the effect of dilutive securities issued during the 12-month period prior to the Company's initial public offering have been included even though they are anti-dilutive on the basis that the convertible preferred stock was converted on November 15, 1996.

     The weighted average number of shares used in the calculation are as follows.

                                                                    December 31,   December 31,
                                                                        1997          1996
                                                                    ------------   ------------

          Weighted average Common Shares-basic ...................   4,502,341      2,180,510
          Weighted average Common Shares issued upon
          conversion of Preferred Stock for periods prior
          to actual conversion, using the treasury stock method ..           -        463,750
                                                                     ---------      ---------
          Weighted average Common Shares-diluted .................   4,502,341      2,644,260
                                                                     =========      =========

     Revenue Recognition

     The Company derives its revenue from the sale of advertisements on short-term contracts and barter transactions. Advertising revenues are recognized ratably over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts. Barter transactions are recorded at the lower of the estimated fair value of services received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. For the three months ended December 31, 1997, the

Company generated $325,393 in revenues, of which $261,431 were cash revenues and $63,962 were non-cash barter transactions.

     Restricted Investments

     The Company has restricted investments at December 31, 1997 of approximately $300,000. This amount consists of a restricted certificate of deposit of $300,000 held as collateral by a financial institution as a security deposit on the lease of the Company's corporate headquarters.

     Reclassifications

     Certain prior years' balances have been reclassified to conform with the current year presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Additional Factors that May Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

     The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute substantially all of the Company's revenues, if any, during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenues from advertising on its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain, profitability or continue to generate revenues from operations in the future. Since inception, the Company has incurred significant losses and as of December 31, 1997 had an accumulated deficit of $2,640,640. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenues, the Company will incur greater losses than anticipated.

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

RESULTS OF OPERATIONS

     REVENUES

     The Company launched its initial Internet site on November 7, 1996 at which time it was still in the process of evaluating the technical features of the site. For the three months ended December 31, 1997, the Company generated $325,393 in revenues, of which $261,431 were cash revenues and $63,962 were non-cash barter transactions. The Company did not generate any revenue for the three months ended December 31, 1996.

     COSTS OF REVENUES

     For the three months ended December 31, 1997, the Company incurred $63,962 in costs associated with barter transactions. Other costs incurred during the three months ended December 31, 1997 were related to commissions and royalties on revenues. The company did not incur any cost of revenues for the three months ended December 31, 1996, as it did not generate any revenues.

     OPERATING EXPENSES

     Advertising and Marketing. Advertising and marketing expenses consist primarily of public relations, travel, and costs of marketing literature. Advertising and marketing expenses incurred by the Company for the three months ended December 31, 1997 and December 31, 1996 were $97,033 and $12,512, respectively. The Company intends to significantly increase its advertising and marketing expenses in future periods.

     Product Development. Product development expenses consist of expenses incurred by the Company in its initial development and creation of its Internet sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three months ended December 31, 1997 and December 31, 1996 were $258,467 and $186,300, respectively. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses incurred by the Company for the three months ended December 31, 1997 and December 31, 1996 were $480,759 and $171,139, respectively. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

     Interest Income. The increase in interest income is due to the funds available for investment as a result of the Company's initial public offering. Interest income for the three months ended December 31, 1997 and December 31, 1996 was $148,442 and $7,280, respectively.

     Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception. As of December 31, 1997, the Company had Federal net operating loss carry forwards of approximately $2,600,000. The Federal net operating loss carry forwards will expire beginning in 2011 if not utilized. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's principal source of liquidity was $10,444,848 in cash and cash equivalents derived primarily from the sale of the Company's equity securities. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on December 13, 1998. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of December 31, 1997, the Company had $200,000 outstanding under this line of credit.

     Capital expenditures were approximately $210,724 and $25,213 for the three months ended December 31, 1997 and December 31, 1996, respectively. The Company has no material commitments for capital expenditures other than approximately $150,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1998 consistent with its anticipated growth.

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, the introduction of new products or services by the Company or its competitors, the mix of services sold, the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising revenues being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's Interest sites and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The Company has designed and tested the most current versions of its products to be year 2000 compliant. There can be no assurances that the Company's current products do not contain undetected errors or defects with year 2000 date functions that may result in material costs to the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised predominantly of acquired technology and the Company's own software developments.

     The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Additional Factors that May Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

PART II   OTHER INFORMATION

ITEM 1: Legal Proceedings

          None.

ITEM 2: Changes in Securities

          None.

ITEM 3: Defaults Upon Senior Securities

          None.

ITEM 4: Submission of Matters to a Vote of Security Shareholders

          None.

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

                                  GO2NET, INC.



Date:  February 6, 1998
                                  By:  /s/ Russell C. Horowitz
                                      ------------------------------------------
                                      Russell C. Horowitz
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director (Principal
                                      Executive and Accounting Officer)