Form 10-Q/A
period 1997-12-31
GO2NET INC
filed 1998-02-09
CIK 1029553

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


As of February 6, 1998, there were 4,503,092 shares of the Registrant's common stock outstanding.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GO2NET, INC.



Date:  February 9, 1998
                                  By: /s/ Russell C. Horowitz
                                    --------------------------------------------
                                    Russell C. Horowitz
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Director (Principal
                                    Executive and Accounting Officer)