Form 10-Q
period 1998-03-31
GO2NET INC
filed 1998-04-30
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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


                          999 Third Avenue, Suite 4700
                                Seattle, WA 98104
                                -----------------
                    (Address of principal executive offices)


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


As of April 30, 1998, there were 4,510,217 shares of the Registrant's common stock outstanding.


                                                                                                       PAGE
PART I                 FINANCIAL INFORMATION                                                          NUMBER

ITEM 1:       Financial Statements

              Condensed Balance Sheets as of March 31, 1998
                       and September 30, 1997.......................................................     3
              Condensed Statements of Operations for the three and six
                       months ended March 31, 1998 and 1997.........................................     4
              Condensed Statements of Cash Flows for the six
                       months ended March 31, 1998 and 1997.........................................     5
              Notes to Financial Statements.........................................................     6

ITEM 2:       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..........................................     8

PART II                OTHER INFORMATION

ITEM 1:       Legal Proceedings.....................................................................    13

ITEM 2:       Changes in Securities.................................................................    13

ITEM 3:       Defaults Upon Senior Securities.......................................................    13

ITEM 4:       Submission of Matters to a Vote of Security Shareholders..............................    13

ITEM 5:       Other Information.....................................................................    13

ITEM 6:       Exhibits and Reports on Form 8-K......................................................    13

              SIGNATURES............................................................................    14

Exhibit 27    Financial Data Schedule...............................................................    15


                                                 go2net, Inc.

                                           CONDENSED BALANCE SHEETS


                                                                                     March 31,      September 30,
                                                                                       1998              1997
                                                                                       ----              ----
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..................................................      $ 2,225,664       $10,891,801
  Short-term investments .....................................................        7,400,000              --
  Receivables ................................................................          433,762            59,462
  Prepaid expenses ...........................................................           97,991           145,114
                                                                                    -----------       -----------
     Total current assets ....................................................       10,157,417        11,096,377

Property and equipment, net ..................................................          835,518           509,004
Intangibles, net .............................................................          546,210           688,107
Deposits .....................................................................          300,000           307,365
Other assets .................................................................           18,118            18,861
                                                                                    -----------       -----------

     Total assets ............................................................      $11,857,263       $12,619,714
                                                                                    ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ......................................      $   307,196       $   134,890
  Short term debt ............................................................              587            34,580
  Deferred revenue ...........................................................           38,320            15,923
                                                                                    -----------       -----------
     Total current liabilities ...............................................          346,103           185,393

Shareholders' equity:
  Preferred stock, authorized 1,000,000 shares; no shares
     outstanding .............................................................             --
  Common stock, $0.01 par value, authorized 9,000,000 shares;
     outstanding 4,510,217 at March 31, 1998 and 4,505,217 shares at September
     30, 1997 ................................................................       14,658,573        14,570,558
  Accumulated deficit ........................................................       (3,147,413)       (2,136,237)
                                                                                    -----------       -----------
     Total shareholders' equity ..............................................       11,511,160        12,434,321
                                                                                    -----------       -----------

     Total liabilities and shareholders' equity ..............................      $11,857,263       $12,619,714
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

                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                          Three Months        Three Months        Six Months         Six Months
                                                              Ended              Ended               Ended              Ended
                                                          March 31, 1998     March 31, 1997      March 31, 1998     March 31, 1997
                                                          --------------     --------------      --------------    --------------
Revenue ............................................        $  609,143               --           $   934,536               --
 Cost of revenue ...................................           329,290               --               626,908               --
                                                            ----------         ----------         -----------         ----------
 Gross profit ......................................           279,853               --               307,628               --

Operating expenses:
  Sales and marketing ..............................           235,291             10,735             364,228             26,088
  Product development ..............................           205,371            272,034             406,351            484,467
  General and administrative .......................           475,420            131,359             827,260            273,524
                                                            ----------         ----------         -----------         ----------
Total operating expenses ...........................           916,082            414,128           1,597,839            784,079

Loss from operations ...............................          (636,229)          (414,128)         (1,290,211)          (784,079)
Interest income, net ...............................           130,593                921             279,035              8,200
                                                            ----------         ----------         -----------         ----------
Net loss ...........................................        $ (505,636)        $ (413,207)        $(1,011,176)        $ (775,879)
                                                            ==========         ==========         ===========         ==========

Basic and diluted net loss per share (Note 2)               $     (.11)        $     (.16)        $      (.23)        $     (.32)
                                                            ==========         ==========         ===========         ==========
Number of shares used in computing basic and
diluted net loss per share .........................         4,505,924          2,658,119           4,493,477          2,393,274





                  See notes to condensed financial statements.

                                  go2net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months     Six Months
                                                       Ended          Ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
Operating activities:
  Net loss ....................................     $(1,011,176)   $ (775,879)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization ...............         297,055        37,647
  Loss on sale of equipment ...................             328          --
Changes in working capital:
  Receivables .................................        (374,300)         --
  Prepaid expenses and other assets ...........          47,866       (17,506)
  Deposits ....................................           7,365          --
  Deferred revenue ............................          22,397          --
  Accounts payable and accrued expenses .......         172,306        29,491
                                                    -----------    ----------
Net cash used in operating activities .........        (838,159)     (726,247)
                                                    -----------    ----------
Investing activities:
  Purchases of investments ....................      (7,400,000)         --
  Acquisition of property and equipment .......        (477,509)     (100,765)
  Proceeds from sale of equipment .............           1,100          --
  Acquisition of licenses .....................            --        (121,204)
                                                    -----------    ----------
Net cash used in investing activities .........      (7,882,000)     (221,969)
                                                    -----------    ----------
Financing activities:
  Proceeds from Issuance of Common Stock, net..          88,015     1,517,564
  Retirement of Preferred Stock, net ..........            --      (1,505,000)
  Borrowing on Line of Credit .................         200,000       125,000
  Payment on Line of Credit ...................        (200,000)         --
  Payment on short term borrowing .............         (33,993)         --
  Proceeds from Stock Subscription Receivable .            --          80,000
                                                    -----------    ----------
Net cash provided by financing activities .....          54,022       217,564
                                                    -----------    ----------
Net decrease in cash and cash
equivalents ...................................      (8,666,137)     (730,652)
Cash and cash equivalents at beginning
of period .....................................      10,891,801       865,742
                                                    -----------    ----------
Cash and cash equivalents at end of period ....     $ 2,225,664    $  135,090
                                                    ===========    ==========




                  See notes to condensed financial statements.

                                  GO2NET, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY AND BASIS OF PRESENTATION


     go2net, Inc. (the "Company") [URL: http://www.go2net.com/] is an interactive technology company that operates a group of Web sites and develops software. MetaCrawler [URL: http://www.metacrawler.com/] is a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); PlaySite [URL: http://www.playsite.com/] is a Java-based multi-user games network; and StockSite [URL: http://www.stocksite.com/] offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

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

     These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

2.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     The Company's revenue is derived principally from the sale of advertisements on short-term contracts. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. To the extent that minimum guarantees are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to contracts.

     Short-term Investments
     Short-tem investments are composed substantially of government and corporate fixed income securities. The Company purchases such securities with the general intention of having them available-for-sale. The amortized cost of investments available-for-sale approximated fair market value.

     Restricted Investments
     The Company has restricted investments at March 31, 1998 of approximately $300,000. This amount consists of a restricted certificate of deposit of $300,000 held as collateral by a financial institution as a security deposit on the lease of the Company's corporate headquarters.

     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable at March 31, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Actual credit losses may differ significantly from estimated amounts included in the allowance for doubtful accounts and such difference could be material to the financial statements.

     Reclassifications
     Certain prior years' balances have been reclassified to conform to the current year presentation.

     Subsequent Event
     On April 22, 1998, the Company entered into an Agreement and Plan of Merger by and among the Company, Silicon Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("SAC"), Silicon Investor, Inc., a Delaware corporation ("SI"), and Brad Dryer and Jeff Dryer (the "Merger Agreement"), pursuant to which SAC will be merged with and into SI (the "Merger"). In the Merger, all outstanding shares of common stock of Silicon Investor and options to purchase common stock will be converted into an aggregate of 1,250,000 shares and options to purchase shares of the Company's common stock. SI operates a site on the World Wide Web through [URL: http://www.techstocks.com/] and is based in Overland Park, Kansas.

     It is intended that the Merger be accounted for as a pooling of interests and qualify as a tax-free reorganization. The Merger is subject to a number of conditions, including accuracy of representations and warranties, absence of adverse changes and obtaining necessary corporate approvals, including approval of the Company's stockholders, and other customary conditions. This transaction is expected to close in the quarter ended June 30, 1998. In the event of the termination of the Merger Agreement, under circumstances, the Company or SI, as the case may be, will be required to pay the other party a termination fee of $500,000. In connection with the execution of the Merger Agreement, certain directors, executive officers, and other affiliates of the Company, owning approximately 44% of the Company's outstanding common stock, agreed to vote in favor of the Merger. Under the terms of the Merger Agreement, the Company has agreed to file, within approximately 75 days of the anticipated closing date of the Merger, a Registration Statement on Form S-3 with respect to the resale of the shares of the Company's common stock issued to SI's stockholders in the Merger.

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

OVERVIEW

     go2net, Inc. (the "Company") [URL: http://www.go2net.com/] is an interactive technology company that operates a group of Web sites and develops software. MetaCrawler [URL: http://www.metacrawler.com/] is a search/index guide that combines various existing search/index guides into one guide (a "metasearch engine"); PlaySite [URL: http://www.playsite.com/] is a Java-based multi-user games network; and StockSite [URL: http://www.stocksite.com/] offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

     The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenue from the Company's Internet sites will constitute substantially all of the Company's revenue, if any, during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenue from advertising on its Internet sites, which cannot be assured. The Company's ability to generate revenue is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenue or that the Company will achieve, or maintain profitability or continue to generate revenues from operations in the future. Since inception, the Company has incurred significant losses and as of March 31, 1998 had an accumulated deficit of $3,147,413. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenue, the Company will incur greater losses than anticipated.

     The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, costs and expenses relating to acquisitions, operation and expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively implement its operating strategy, the Company may elect from time to time to make certain advertising and marketing or acquisition decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

     REVENUE

     For the three and six months ended March 31, 1998, the Company generated $609,143 and $934,536 in revenue, respectively. The Company did not generate any revenue for the three and six months ended March 31, 1997. The increase in revenue is the result of the development of the Company's Web sites over the last year and advertisers purchasing advertising banners on those sites.

     COSTS OF REVENUE

     Cost of revenue consists primarily of expenses associated with the production, enhancement, maintenance and support of the company's online properties. These costs consist primarily of fees paid to third parties for content included in the online properties, Internet connection charges, equipment depreciation, and compensation. Costs of revenue also include, for all periods presented, expenses associated with the license agreements and royalties.

     For the three and six months ended March 31, 1998, costs of revenue was $329,290 and $626,908, respectively. The company did not incur any cost of revenue for the three and six months ended March 31, 1997, as it did not generate any revenue. The increase in absolute dollars is due primarily to royalties and amortization associated with technology licenses and increased costs relating to maintaining and supporting the Company's Web sites.

     GROSS MARGIN

     Gross margin as a percentage of revenue was 46% and 33% for the three and six month periods ended March 31, 1998, respectively. The Company did not have a gross margin for the three and six months ended March 31, 1997, respectively. The decrease in the gross margin as a percentage of revenue for the six months ended March 31, 1998 versus the three months ended March 31, 1998, is due primarily to the fact that most of the expenses within cost of revenue are fixed.

     In the future, the types of advertisements sold and revenue sharing provisions of content agreements may affect gross margins. Advertisements that target a specific audience typically have higher gross margins than advertisements which target a broader demographic. Furthermore, in certain circumstances, the Company shares advertising revenue with third party content providers based upon the number of consumers directed to specific areas within its sites. A decrease in targeted advertising sold, advertising rates or an increase in revenue sharing obligations could adversely affect gross margins.

     OPERATING EXPENSES

     The Company's operating expenses have increased in absolute dollars since inception through March 31, 1998. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and six months ended March 31, 1998 were $235,291 and $364,228, respectively. Sales and marketing expenses for the comparable periods in 1997 were $10,735 and $26,088, respectively. The increase is primarily attributable to the hiring of additional marketing and sales staff. The Company intends to significantly increase its sales and marketing expenses in future periods.

     Product Development. Product development expenses consist of expenses incurred by the Company in its development and creation of its Internet sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and six months ended March 31, 1998 were $205,371 and $406,351, respectively. Product development expenses for the comparable periods in 1997 were $272,034 and $484,467, respectively. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and six months ended March 31, 1998 were $475,420 and $827,260, respectively. General and administrative expenses for the comparable periods in 1997 were $131,359 and $273,524, respectively. The increase was primarily attributable to an increase in personnel, professional service fees, relocation to new facilities, provision for doubtful accounts and depreciation on capital equipment. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

     Interest Income. Interest income for the three and six months ended March 31, 1998 was $130,593 and $279,035, respectively. Interest income for the comparable periods in 1997, was $921 and $8,200, respectively. Interest income was higher in 1998 as compared to 1997 as a result of interest earned on cash received from the Company's initial public offering.

     Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's principal source of liquidity was $2,225,664 in cash and cash equivalents, along with $7,400,000 in short-term investments, derived primarily from the sale of the Company's equity securities. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on December 13, 1998. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of March 31, 1998, no amounts were outstanding under this line of credit.

     Capital expenditures were approximately $477,509 and $100,765 for the six months ended March 31, 1998 and March 31, 1997, respectively. The Company has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1998 consistent with its anticipated growth.

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, costs and expenses relating to acquisitions, the introduction of new products or services by the Company or its competitors, the mix of services sold, the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising revenues being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's Interest sites and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The contemplated acquisition of SI involves a number of risks which could adversely affect the Company's business, results of operations and financial condition. For example, the assimilation of SI's and the Company's operations will require, among other things, the integration of Web sites and services, coordination of research and development and sales and marketing efforts of the sites and services. Also, the assumption of liabilities and costs associated with the relocation of SI employees, as well as the distraction of the Company's management from the day-to-day business of the Company could adversely affect the Company's results of operations. There can be no assurance that any future acquisition, if consummated, would not have a material adverse effect on the Company's business, results of operations and financial condition.

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

               None.

ITEM 3:  Defaults Upon Senior Securities

               None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

               At the Annual Meeting of the Stockholders held on March 12, 1998, the Company's nominees for directors to serve until the 1999 Annual Meeting of Stockholders were elected, and the following proposals were approved; (i) an amendment to the go2net, Inc. 1996 Stock Option Plan to increase the number of shares covered thereby from 750,000 to 1,500,000, and (ii) the selection of Ernst & Young LLP as the independent certified public accountants of the Company for fiscal 1998.

               With respect to the election of directors, the voting was as follows:

                          Nominee                For                 Against
                          -------                ---                 -------
                Russell C. Horowitz            3,720,526                0
                John Keister                   3,720,526                0
                Dennis Cline                   3,720,526                0
                Michael J. Riccio, Jr.         3,720,526                0
                Martin L. Schoffstall          3,720,526                0

               With respect to the approval of the amendment to the go2net, Inc. 1996 Stock Option Plan, the voting was as follows:

                      For            Against         Abstain       Non-Votes
                      ---            -------         -------       ---------
                   2,465,200         49,050           15,400       1,190,876

               With respect to the approval of the selection of Ernst & Young LLP, the voting was as follows:

                      For            Against         Abstain       Non-Votes
                      ---            -------         -------       ---------
                   3,705,526          6,000           9,000            0

ITEM 5:  Other Information.

               On April 22, 1998, the Company entered into an agreement and plan of merger with respect to the acquisition of Silicon Investor, Inc. See notes to financial statements-subsequent event.

ITEM 6:  Exhibits and Reports on Form 8-K

               No reports on Form 8-K filed during the period

               Exhibit 2.1-Agreement and Plan of Merger, dated as of April 22, 1998, by and among go2net, Inc., Silicon Acquisition Corp., Silicon Investor, Inc., Brad Dryer and Jeff Dryer.

               Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GO2NET, INC.



Date:  April 30, 1998
                                      By: /s/ Russell C. Horowitz
                                          --------------------------------------
                                          Russell C. Horowitz
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                          (Principal Executive and Accounting
                                          Officer)