Form 10-Q/A
period 1998-03-31
GO2NET INC
filed 1998-05-06
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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


As of May 6, 1998, there were 4,510,217 shares of the Registrant's common stock outstanding.

                                  go2net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                    Six Months     Six Months
                                                       Ended          Ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
Operating activities:
  Net loss ....................................     $(1,011,176)   $ (775,879)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization ...............         297,055        37,647
  Loss on sale of equipment ...................             328          --
Changes in working capital:
  Receivables .................................        (374,300)         --
  Prepaid expenses and other assets ...........          47,866       (17,506)
  Deposits ....................................           7,365          --
  Deferred revenue ............................          22,397          --
  Accounts payable and accrued expenses .......         172,306        29,491
                                                    -----------    ----------
Net cash used in operating activities .........        (838,159)     (726,247)
                                                    -----------    ----------
Investing activities:
  Purchases of investments ....................      (7,400,000)         --
  Acquisition of property and equipment .......        (483,100)     (100,765)
  Proceeds from sale of equipment .............           1,100          --
  Acquisition of licenses .....................            --        (121,204)
                                                    -----------    ----------
Net cash used in investing activities .........      (7,882,000)     (221,969)
                                                    -----------    ----------
Financing activities:
  Proceeds from Issuance of Common Stock, net..          88,015     1,517,564
  Retirement of Preferred Stock, net ..........            --      (1,505,000)
  Borrowing on Line of Credit .................         200,000       125,000
  Payment on Line of Credit ...................        (200,000)         --
  Payment on short term borrowing .............         (33,993)         --
  Proceeds from Stock Subscription Receivable .            --          80,000
                                                    -----------    ----------
Net cash provided by financing activities .....          54,022       217,564
                                                    -----------    ----------
Net decrease in cash and cash
equivalents ...................................      (8,666,137)     (730,652)
Cash and cash equivalents at beginning
of period .....................................      10,891,801       865,742
                                                    -----------    ----------
Cash and cash equivalents at end of period ....     $ 2,225,664    $  135,090
                                                    ===========    ==========




                  See notes to condensed financial statements.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GO2NET, INC.



Date:  May 6, 1998
                                      By: /s/ Russell C. Horowitz
                                          --------------------------------------
                                          Russell C. Horowitz
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                          (Principal Executive and Accounting
                                          Officer)