Form 10-Q
period 1998-06-30
GO2NET INC
filed 1998-08-14
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             91-1710182
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                          999 Third Avenue, Suite 4700
                                SEATTLE, WA 98104
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (206) 447-1595
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (1) Yes   X      No
                                 ----       ----
As of August 14, 1998, there were 5,910,592 shares of the Registrant's common stock outstanding.

                                                                          PAGE
                                                                         NUMBER

PART I  FINANCIAL INFORMATION
ITEM 1: Financial Statements

        Condensed Balance Sheets as of June 30, 1998
           and September 30, 1997 ......................................     3
        Condensed Statements of Operations for the three and nine
           months ended June 30, 1998 and 1997 .........................     4
        Condensed Statements of Cash Flows for the nine
            months ended June 30, 1998 and 1997 ........................     5
        Notes to Financial Statements ..................................     6

ITEM 2: Management's Discussion and Analysis of Financial
            Condition and Results of Operations ........................     9

PART II     OTHER INFORMATION

ITEM 1: Legal Proceedings ...............................................   15

ITEM 2: Changes in Securities ...........................................   15

ITEM 3: Defaults Upon Senior Securities .................................   15

ITEM 4: Submission of Matters to a Vote of Security Shareholders ........   15

ITEM 5: Other Information ...............................................   15

ITEM 6: Exhibits and Reports on Form 8-K ................................   15

        SIGNATURES ......................................................   16

Exhibit 27 Financial Data Schedule ......................................   17

                                  go2net, Inc.

                            CONDENSED BALANCE SHEETS

                                                                                      June 30,     September 30,
                                                                                        1998           1997
                                                                                      --------     -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $    645,825    $ 10,926,781
  Short-term investments ........................................................      7,150,000            --
  Receivables, net ..............................................................        735,228          99,031
  Prepaid expenses ..............................................................        382,094         145,114
                                                                                    ------------    ------------
     Total current assets .......................................................      8,913,147      11,170,926

Property and equipment, net .....................................................      1,244,158         621,986
Intangibles, net ................................................................         71,667         688,107
Deposits ........................................................................        300,000         307,365
Long-term investments in marketable securities ..................................      1,444,248            --
Other assets ....................................................................         45,299          22,681
                                                                                    ------------    ------------

     Total assets ...............................................................   $ 12,018,519    $ 12,811,065
                                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .........................................   $  1,266,785    $    151,920
   Notes payable to shareholders ................................................         38,798         130,081
   Short term debt ..............................................................        128,063          34,580
   Deferred revenue .............................................................        164,769          20,637
                                                                                    ------------    ------------
     Total current liabilities ..................................................      1,598,415         337,218

Shareholders' equity:
  Common stock, $0.01 par value, authorized 50,000,000 shares at June 30, 1998 and 9,000,000 shares at September 30, 1997; outstanding 5,753,093 at June
     30, 1998 and 5,743,260 shares at September 30, 1997 ........................     14,870,401      14,741,986
  Accumulated deficit ...........................................................     (4,450,297)     (2,268,139)
     Total shareholders' equity .................................................     10,420,104      12,473,847
                                                                                    ------------    ------------

     Total liabilities and shareholders' equity .................................   $ 12,018,519    $ 12,811,065
                                                                                    ============    ============

                  See notes to condensed financial statements.

                                  go2net, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months   Three Months   Nine Months     Nine months
                                                                 Ended         Ended          Ended          Ended
                                                             June 30, 1998  June 30, 1997  June 30, 1998   June 30, 1997
                                                             -------------  ------------- ---------------  --------------
Revenue ..................................................   $ 1,330,865    $   218,443    $ 2,875,640    $   218,443
 Cost of revenue .........................................       533,609        132,490      1,350,500        132,490
                                                             -----------    -----------    -----------    -----------
 Gross profit ............................................       797,256         85,953      1,525,140         85,953

Operating expenses:
      Sales and marketing ................................       319,594         16,118        699,831         38,274
      Product development ................................       272,574        234,689        697,963        621,633
      General and administrative .........................       661,586        379,484      1,608,909        896,986
      Merger and acquisition related costs ...............       715,982           --          715,982           --
      Impairment loss ....................................       398,126           --          398,126           --
                                                             -----------    -----------    -----------    -----------
Total operating expenses .................................     2,367,862        630,291      4,120,811      1,556,893

Loss from operations .....................................    (1,570,606)      (544,338)    (2,595,671)    (1,470,940)
Interest income, net .....................................       134,476        107,238        413,513        115,439
                                                             -----------    -----------    -----------    -----------
Net loss .................................................   $(1,436,130)   $  (437,100)   $(2,182,158)   $(1,355,501)
                                                             ===========    ===========    ===========    ============
Basic and diluted net loss per share (Note 2) ............   $      (.25)   $      (.10)   $      (.38)   $      (.40)
                                                             ===========    ===========    ===========    ============
Number of shares used in computing basic and
diluted net loss per share ...............................     5,753,093      4,334,622      5,745,060      3,412,406


                  See notes to condensed financial statements.

                                  go2net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine Months       Nine Months
                                                                                    Ended             Ended
                                                                                June 30, 1998     June 30, 1997
                                                                                ------------      --------------
 Operating activities:
   Net loss .................................................................   $ (2,182,158)      $(1,355,501)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ............................................        531,553            85,581
   Writedown of intangibles .................................................        398,126              --
    Stock Compensation ......................................................           --              28,000
 Changes in working capital: ................................................           --
   Receivables ..............................................................       (636,197)          (32,502)
   Prepaid expenses and other assets ........................................       (259,598)         (297,750)
   Deposits .................................................................          7,365          (343,629)
   Deferred revenue .........................................................        144,132              --
   Accounts payable and accrued expenses ....................................      1,114,865           217,173
                                                                                ------------       -----------
 Net cash used in operating activities ......................................       (881,912)       (1,698,628)
                                                                                ------------       -----------
 Investing activities:
   Purchases of investments .................................................    (28,400,138)             --
   Sales and maturities of investments ......................................     19,805,890              --
   Acquisition of property and equipment ....................................       (935,411)         (235,074)
                                                                                ------------       -----------
 Net cash used in investing activities ......................................     (9,529,659)         (235,074)
                                                                                ------------       -----------
 Financing activities:
    Proceeds from Issuance of Common Stock, net .............................        128,415        12,983,788
    Borrowing on Line of Credit .............................................        200,000           500,000
    Payment on Line of Credit ...............................................       (200,000)         (500,000)
    Short-term borrowing ....................................................        152,578            59,834
   Payment on short term borrowing ..........................................        (59,095)             --
   Proceeds from Shareholder Notes ..........................................         32,856           201,595
   Payments on Shareholder Notes ............................................       (124,139)         (350,027)
   Proceeds from Stock Subscription Receivable ..............................           --              80,000
                                                                                ------------       -----------
 Net cash provided by financing activities ..................................        130,615        12,975,190
                                                                                ------------       -----------
 Net increase/(decrease) in cash and cash
   equivalents ..............................................................    (10,280,956)       11,041,488
 Cash and cash equivalents at beginning
   of period ................................................................     10,926,781         1,206,824
                                                                                ------------       -----------
 Cash and cash equivalents at end of period .................................   $    645,825       $12,248,312
                                                                                ============       ===========

                  See notes to condensed financial statements.

                                  GO2NET, INC.

                          NOTES TO FINANCIAL STATEMENTS

1    THE COMPANY AND BASIS OF PRESENTATION

     go2net, Inc. ("The Company") (http://www.go2net.com) offers a network of technology and community-driven Web sites focused on the following categories: personal finance, search, commerce, and games. The Company also develops Web-related software. go2net's properties include: Silicon Investor (http://www.techstocks.com), the Web's largest financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a search/index guide that combines various existing search/index guides into one service (a "metasearch engine"); WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; and PlaySite (http://www.playsite.com), a Java-based multiplayer online games site. The Company's go2net Labs division develops innovative technologies for use on the go2net sites and for licensing to other Internet companies.

     In June 1998, the Company acquired Silicon Investor, Inc. ("SI") in a merger transaction accounted for as a pooling of interests. Silicon Investor, Inc. (URL: http://www.techstocks.com) operates a site on the Web focused on personal finance. SI's primary focus is its discussion community, which has over 5,000,000 messages currently in its database. SI was incorporated in April 1995 and has since attracted over 60,000 subscribers who have in certain cases paid a membership fee to participate in SI's financial discussions and other features. All financial information has been restated to reflect the combined operations of the Company and SI (see Note 3).

     The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, result of operations and cash flows for the periods presented.

     These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and the Company's supplemental consolidated financial statements reflecting the combined operations of the Company and Silicon Investor, Inc. a transaction accounted for as a pooling of interests, as included in the Company's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 13, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1998.

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

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

     Investments
     Investments are composed substantially of government and corporate fixed income securities. The Company purchases such securities with the general intention of having them available-for-sale. The amortized cost of investments available-for-sale approximated fair market value.

     Restricted Investments
     The Company has restricted investments at June 30, 1998 of approximately $300,000. This amount consists of a restricted certificate of deposit of $300,000 held as collateral by a financial institution as a security deposit on the lease of the Company's corporate headquarters.

     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable at June 30, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Actual credit losses may differ significantly from estimated amounts included in the allowance for doubtful accounts and such difference could be material to the financial statements.

     Net Loss per Share
     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The computation of basic and diluted earnings per share is set forth in the statement of operations.

     Reclassifications
     Certain prior years' balances have been reclassified to conform to the current year presentation.

3.   BUSINESS COMBINATIONS

     On June 23, 1998, the Company acquired all of the issued and outstanding capital stock of Silicon Investor, which began operations in April 1995, in exchange for 1,238,043 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Silicon Investor, of which 11,957 are exercisable. This acquisition was accounted for as a pooling of interests.

     In connection with the merger, the Company incurred approximately $715,982 in merger-related expenses primarily for legal and other professional fees in the third quarter of 1998.

     Separate results for the combined entities for the three and nine months ended June 30, 1998 and 1997 and for the approximate three-month and nine-month period ended June 23, 1998 are as follows.



                          Three Months   Nine Months     Three Months   Nine Months
                              Ended        Ended            Ended         Ended
                          June 23, 1998  June 23, 1998  June 30, 1997   June 30, 1997
                          ------------- -------------   -------------  --------------
Revenues:
    go2net ............   $   877,702    $ 1,812,238    $   149,590    $   149,590
    Silicon Investor ..       453,163      1,063,402         68,853         68,853
                          -----------    -----------    -----------    -----------
                            1,330,865      2,875,640        218,443        218,443
Net Income/(Loss):
    go2net ............    (1,461,348)    (2,472,524)      (443,669)    (1,219,547)
    Silicon Investor ..        25,218        290,366          6,569       (135,954)
                          -----------    -----------    -----------    -----------
                           (1,436,130)    (2,182,158)      (437,100)    (1,355,501)


     There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

4.   NON-RECURRING CHARGES

     In addition to the non-recurring charges associated with the merger of SI, the Company recorded a non-recurring charge of approximately $398,126 to reflect permanent impairment in the Company's original investment in certain technology licenses, which were included as intangible assets. The Company considers the future value of the licenses to be insufficient to recover its carrying value, as the Company is no longer using the technology under license.

5.   SUBSEQUENT EVENTS

     In August 1998, the Company acquired Hypermart, Inc. a provider of free Web hosting for businesses, in a transaction accounted for as a pooling of interests. In connection with this acquisition, the Company issued approximately 157,499 shares of Common Stock and incurred approximately $200,000 in merger-related expenses primarily for legal and other professional fees. Because the results of operations and financial position of Hypermart were not material to go2net's consolidated financial statements prior to June 30, 1998, financial information prior to the date of acquisition will not be restated.

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

OVERVIEW

     go2net, Inc. ("The Company") (http://www.go2net.com) offers a network of technology and community-driven Web sites focused on the following categories: personal finance, search, commerce, and games. The Company also develops Web-related software. go2net's properties include: Silicon Investor (http://www.techstocks.com), the Web's largest financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a search/index guide that combines various existing search/index guides into one service (a "metasearch engine"); WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; and PlaySite (http://www.playsite.com), a Java-based multiplayer online games site. The Company's go2net Labs division develops innovative technologies for use on the go2net sites and for licensing to other Internet companies.

     The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenue from the Company's Internet sites will constitute substantially all of the Company's revenue, if any, during the foreseeable future. Because the Company anticipates that its operations will incur significant operating losses for the foreseeable future, the Company believes that its success will depend upon its ability to obtain revenue from advertising on its Internet sites, which cannot be assured. The Company's ability to generate revenue is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early stage companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenue or that the Company will achieve, or maintain profitability or continue to generate revenues from operations in the future. Since inception, the Company has incurred significant losses and as of June 30, 1998 had an accumulated deficit of $4,450,297. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future. To the extent such increases in operating expenses are not offset by revenue, the Company will incur greater losses than anticipated.

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

RESULTS OF OPERATIONS

     REVENUE

     Total revenues for the three and nine months ended June 30, 1998 were $1,330,865 and $2,875,640, versus $218,443 for the three and nine months ended June 30, 1997. The increase in revenue is the result of the development of the Company's Web sites over the last year, the increase in usage of these Web sites, and an increase in advertisers purchasing advertising on those sites.

     The increase in revenues is also the result of an increase in paying subscribers for Silicon Investor memberships year-over-year. Subscribers pay a membership fee for the right to participate in SI's financial discussions. The increase in subscription revenues is the result of the growth in the SI subscriber base year-over-year.

     For the three and nine months ended June 30, 1998, the Company has recorded $0 and $63,960 in non-cash barter transactions versus $133,390 in non-cash barter transactions for the three and nine months ended June 30, 1997.

     COSTS OF REVENUE

     Costs of revenue consists primarily of expenses associated with the production, enhancement, maintenance and support of the Company's Web sites. These costs consist primarily of fees paid to third parties for content included in the online properties, Internet connection charges, equipment depreciation, and compensation. Costs of revenue also include, for all periods presented, expenses associated with license agreements and royalties.

     For the three and nine months ended June 30, 1998, costs of revenue were $533,609 and $1,350,500. Costs of revenue were $132,490 for the three and nine months ended June 30, 1998. The increase is due primarily to royalties and amortization associated with technology licenses and increased costs relating to maintaining and supporting the Company's Web sites. Royalties and other costs increased as compared to 1997 in the comparable period in 1998 as a result of the growth in revenues subject to revenue sharing agreements.

     GROSS MARGIN

     Gross margin as a percentage of revenue was 60% and 53% for the three and nine-month periods ended June 30, 1998 compared to 39% for the comparable periods in 1997. The increase in the gross margin as a percentage of revenue for the three and nine months ended June 30, 1998 versus the three and nine months ended June 30, 1997, was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues. The increase in gross margins can also be attributed to the higher margins associated with subscription revenues.

     In the future, the types of advertisements sold and revenue sharing provisions of content agreements may affect gross margins. Advertisements that target a specific audience typically have higher gross margins than advertisements that target a broader population. Furthermore, in certain circumstances, the Company shares advertising revenue with third-party content providers based upon the number of consumers directed to specific areas within its sites. A decrease in targeted advertising sold, advertising rates or an increase in revenue sharing obligations could adversely affect gross margins.

         Changes in the subscription services and technology costs may also have a detrimental impact on gross margins in the future. The addition of increased products and services could increase the costs of servicing subscription members. An increase in competition could affect the pricing of subscription services, which could also adversely affect gross margins in the future.

     OPERATING EXPENSES

     The Company's operating expenses have increased since inception through June 30, 1998. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of its operations is essential in achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and nine months ended June 30, 1998 were $319,594 and $699,831, respectively. Sales and marketing expenses for the comparable periods in 1997 were $16,118 and $38,274, respectively. The increase is primarily attributable to the hiring of additional marketing and sales staff. The Company intends to significantly increase its sales and marketing expenses in future periods.

     Product Development. Product development expenses consist of expenses incurred by the Company in the development of its Internet sites, as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and nine months ended June 30, 1998 were $272,574 and $697,963, respectively. Product development expenses for the comparable periods in 1997 were $234,689 and $621,633, respectively. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and nine months ended June 30, 1998 were $661,586 and $1,608,909, respectively. General and administrative expenses for the comparable periods in 1997 were $379,484 and $896,986, respectively. The increase was primarily attributable to an increase in personnel, professional service fees, relocation to new facilities, provision for doubtful accounts and depreciation on capital equipment. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs of being a public company.

     Merger and acquisition related expenses. During the three months ended June 30, 1998, the Company incurred $715,982 related to the merger with Silicon Investor, Inc. The expenses were primarily for legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

     Nonrecurring charges. The Company recorded nonrecurring charges of $398,126 for the three months ended June 30, 1998 associated with the impairment to estimated fair value of technology licenses. The Company considers the future value of the licenses to be insufficient to recover its carrying value, as the Company is no longer using the technology under license.

     Interest Income. Interest income for the three and nine months ended June 30, 1998 was $137,491 and $413,513, respectively. Interest income for the comparable periods in 1997, was $107,238 and $115,439, respectively. Interest income was higher in 1998 as compared to 1997 as a result of interest earned on cash received from the Company's initial public offering.

     Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's principal source of liquidity was $645,825 in cash and cash equivalents and $7,150,000 in short-term investments, derived primarily from the sale of the Company's equity securities. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on December 13, 1998. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of June 30, 1998, no amounts were outstanding under this line of credit.

     Capital expenditures were approximately $936,911 and $235,074 for the nine months ended June 30, 1998 and June 30, 1997, respectively. The Company has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1998 consistent with its anticipated growth.

     The Company currently believes that available funds, cash flows expected to be generated from operations, if any, and the existing line of credit will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the its ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet-based products and services. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet-based products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the Company's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in the Company's business, financial condition and operating results.

YEAR 2000 RISKS

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, costs and expenses relating to acquisitions, the introduction of new products or services by the Company or its competitors, the mix of services sold, the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising revenues being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's Internet sites and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The Company derives the majority of its revenues from the sale of advertising, including advertisements on the Company's various Web sites. Many of the Company's customers purchasing advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Company's Web sites or that these customer will not move their advertising to competing Web sites or to other forms of media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Company's Web sites, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, there is intense competition in the sale of advertising on the Web, resulting in a wide range of rates and a variety of pricing models offered by different vendors for a variety of advertising services, which makes it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models the industry or advertisers will adopt. For example, advertising rates based on the number of "click throughs", or user requests for additional information made by clicking on the advertisement from the Company's network to the advertiser's Web pages, instead of rates based solely on the number of impressions displayed on users' computer screens, could materially adversely affect the Company's revenues. As a result of these risks, there can be no assurance that the Company will be successful in generating significant future advertising revenues from Web-based advertising, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

     The recently completed acquisition of SI involves a number of risks, which could adversely affect the Company's business, results of operations and financial condition. For example, the assimilation of SI's and the Company's operations will require, among other things, the integration of Web sites and services, coordination of research and development and sales and marketing efforts of the sites and services. Also, the assumption of liabilities and costs associated with the relocation of SI employees, as well as the distraction of the Company's management from the day-to-day business of the Company could adversely affect the Company's results of operations. Any failure to address these acquisition risks could have a material adverse effect on the Company's business, results of operations and financial condition.

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

PART II           OTHER INFORMATION

ITEM 1:  Legal Proceedings.

                  None.

ITEM 2:  Changes in Securities

               On June 23, 1998, the Company acquired all of the issued and outstanding capital stock of Silicon Investor in exchange for 1,238,043 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Silicon Investor, which options are now exercisable for 11,957 shares of the Company's Common Stock.

ITEM 3:  Defaults Upon Senior Securities

               None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

               At a Special Meeting of Stockholders of the Company held on June 22, 1998, the following proposals were approved: (i) the merger of Silicon Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Silicon Investor, Inc. ("Silicon Investor"), in accordance with terms of the Agreement and Plan of Merger, dated April 22, 1998, pursuant to which the Company issued an aggregate of 1,250,000 shares of Common Stock to the holders of Common Stock of Silicon Investor and holders of options to purchase Common Stock of Silicon Investor; (ii) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 9,000,000 to 50,000,000 shares; and (iii) an amendment to the Company's 1996 stock Option Plan to increase the number of shares reserved for grant thereunder from 1,500,000 to 2,500,000 shares.

               With respect to the approval of the acquisition of Silicon Investor, the voting was as follows:

                      FOR           AGAINST          ABSTAIN          NON-VOTES
                      ---           -------          -------          ---------
                   2,405,411         400              3,100           1,806,052

               With respect to the approval of the amendment to the Restated Certificate of Incorporation, the voting was as follows:

                      FOR           AGAINST          ABSTAIN          NON-VOTES
                      ---           -------          -------          ---------
                   4,129,441         81,612           3,910              0

               With respect to the approval of the amendment to the 1996 Stock Option Plan, the voting was as follows:

                      FOR           AGAINST          ABSTAIN          NON-VOTES
                      ---           -------          -------          ---------
                   2,327,939         77,912           3,060           1,806,052

ITEM 5:  Other Information.

               None.

ITEM 6:  Exhibits and Reports on Form 8-K

               No reports on Form 8-K filed during the period.

               Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GO2NET, INC.


Date:  August 14, 1998
                                         By: /s/ Russell C. Horowitz
                                             ----------------------------------
                                             Russell C. Horowitz
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director (Principal Executive and
                                             Accounting Officer)