Form 10-K405
period 1998-09-30
GO2NET INC
filed 1998-12-29
CIK 1029553

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For The Fiscal Year Ended September 30, 1998
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
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 29, 1998 was $167,520,842 (based on the last reported sale price on the Nasdaq National Market on that date).

     The number of shares outstanding of the registrant's Common Stock as of December 29, 1998 was 5,976,632.

DOCUMENTS INCORPORATED BY REFERENCE

     Specifically identified information in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on March 8, 1999, is incorporated by reference into Part III herein.

                                  GO2NET, INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                  ----

PART I

Item 1.   Business...............................................................   3

Item 2.   Properties.............................................................  11

Item 3.   Legal Proceedings......................................................  12

Item 4.   Submission of Matters to a Vote of Security Holders....................  12

Item 4A.  Executive Officers of the Registrant...................................  12


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..  13

Item 6.   Selected Financial Data................................................  14

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation...................................................  15

Item 8.   Financial Statements and Supplementary Data............................  28

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.................................  44


PART III

Item 10.  Executive Officers of the Registrant...................................  44

Item 11.  Executive Compensation.................................................  44

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........  44

Item 13.  Certain Relationships and Related Transactions.........................  44


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......  44

Signatures.......................................................................  46

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

COMPANY OVERVIEW

           Go2Net, Inc. (the "Company") offers through the World Wide Web a network of branded, technology and community-driven Web sites. Go2Net's properties available through the Go2Net Network (www.go2net.com) include:
MetaCrawler (www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; PlaySite (www.playsite.com), a Java-based multiplayer games site; StockSite (www.stocksite.com), a business and finance site which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; Silicon Investor (www.siliconinvestor.com), the Web's premier financial discussion community; HyperMart (www.hypermart.net), the Web's leading provider of free business hosting services; and WebMarket (www.webmarket.com), a one-stop comparison shopping service. The Go2Net's Labs division develops innovative technologies to enhance the features and functionality of the Go2Net sites and for licensing to other Internet companies. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

           Since the commercial launch of the Company's first Web site in November 1996, traffic on the Go2Net Network has increased significantly to approximately 6.7 million average page views per day and over one million unique users per day during the month of September 1998.

           The Company believes that the traffic and user demographics on its Web sites provide an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. As of December 15, 1998, the Company had relationships with over 225 advertisers, including IBM, Hewlett-Packard, Micron Technology, Amazon.com, Datek and Cyberian Outpost. Through the Marketplace, the Company has also entered into electronic commerce and sponsorship arrangements with several companies, including Cyberian Outpost, Bid.com, NECX, CarSmart, Priceline and Phillips' 1-800-Florals. Since the Company's inception, the majority of the Company's revenue have been derived from advertising sales. In order to leverage its marketing resources and to facilitate the distribution of certain of the Company's services, the Company has entered into strategic co-branding relationships with several companies, including Earthlink, Lycos, Mindspring and USA Today.

           As part of its strategy to enhance its product offerings, the Company has completed acquisitions or licenses of businesses and technologies that are complementary or related to the Company's business. Since its inception in 1996, the Company has enhanced its product offerings through the following acquisitions or exclusive licenses:

           On January 31, 1997, the Company sublicensed from Netbot, Inc. ("Netbot") on an exclusive basis (with certain limited exceptions) MetaCrawler, a metasearch engine developed by the University of Washington and Netbot, and associated intellectual property rights (the "MetaCrawler Service"). Netbot was acquired by Excite, Inc. in November 1997. The MetaCrawler Service is a free World Wide Web search service that sends search queries to several Web search engines. The Company integrated the MetaCrawler Service into the Company's product offerings in March 1997.

           On July 22, 1997, the Company announced that it had formed a multi-user gaming network through its July 15, 1997 acquisition of PlaySite, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation. PlaySite is based on a proprietary, 100% Java, multi-user communication system and game-building toolkit. Through PlaySite, the Company is focused on developing latency-tolerant multi-user board, card, trivia, party, adventure and simulation games, as well as chat, messaging and bulletin boards.

           On June 23, 1998, the Company announced the acquisition of Silicon Investor. Silicon Investor ("SI") operates a site on the Web focused on personal finance. SI's primary focus is its discussion community, which has over 6,000,000 messages currently in its database. SI was incorporated in April 1995 and has since attracted over 75,000 subscribers who participate in SI's financial discussion and other features.

           On August 3, 1998, the Company acquired HyperMart, Inc., a provider of free Web hosting for businesses. Hypermart currently hosts over 115,000 member businesses, and is adding new member businesses at the rate of over 15,000 per month. HyperMart offers free registration and hosting of virtual domains, Common Gateway Interface (CGI) access, unlimited Web site traffic capacity and an SSL secure server option. In exchange for receiving free hosting by HyperMart, member businesses agree to allow Go2Net to sell advertising on their sites.

INDUSTRY BACKGROUND

           Growth of the Internet and the World Wide Web

           The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information, and conduct business. Much of the growth to date in the use of the Internet by businesses and individuals is due to the emergence of the World Wide Web. The World Wide Web is a network medium that includes a wide range of content and activities. Within the World Wide Web there can be found content such as magazines, news and sports information, radio broadcasts, and corporate, product, educational, research and political information, as well as technologies and activities such as customer service, electronic commerce, hotel and airline reservations, banking, games and discussion groups. Electronic documents or "Web pages," which may contain textual, audio and video information, are published on the World Wide Web on what is referred to as a "Web site" in a common format. Users can view and move among these Web pages by using software called "Web browsers" such as Netscape Communicator, Netscape Navigator or Microsoft Internet Explorer. Users specify which electronic documents they wish to view with their Web browser by entering a document's unique electronic Web address, or Universal Resource Locator ("URL").

           The rapidly increasing number of Web users and easy access to the Internet have resulted in the emergence of the Web as a new mass medium. Jupiter Communications estimates the Web viewer population will grow from approximately 49 million viewers in 1997 to approximately 116 million viewers by 2002. According to a 1998 Jupiter Communications report, 31% of US households are online, and 60% of US households are projected to be online by the year 2002. The Company believes that the growth in the number of Internet users and Web sites has been fueled principally by significant investments by leading technology and computer software companies, public interest and the potential pervasive effect of the Internet on virtually every industry. In particular, the existing and increasing number of personal computers in the workplace and at home, improvements in the performance and speed of personal computers and modems, the development of easy-to-use graphical user interfaces, improvements in the network infrastructure, the enhanced ease of access to the Internet by Internet service providers, consumer-oriented Internet services and long-distance telephone companies, the emergence of standards for Internet navigation and information access and the declining costs of Internet service have all been contributing factors to the current growth in the use of the Internet and the World Wide Web by businesses and individuals.

           The Internet and Traditional Media

           The World Wide Web provides the opportunity for Internet technology application and content providers to create products and services that are timely, interactive, and offer information in a manner not typically produced by traditional forms of media. While the print media can be comprehensive with respect to its subject matter and the television broadcast media is well-suited to conveying content with a high degree of audio and visual information, each generally lacks interactivity, and the information provided thereby cannot be personalized or customized. In addition, the print media lacks the ability to provide real-time information and the television broadcast media typically offers only a broad coverage of the subject matter. Web sites can offer the user archives, related stories and other tools to enhance the attractiveness and utility of the information received. The World Wide Web also makes it possible to deliver personalized, real-time information to the user through software applications that allow the user to customize and manipulate the information accessed. The delivery of Internet content may be used not only to address a user's preferences, but also to optimize, among other things, the utility thereof based on the user's computer hardware, software and bandwidth. The Company believes that many of the more prominent Web sites have been successful in creating "virtual communities" by offering the user opportunities to, among other things, congregate, trade information, make purchases and interact with other Internet users, the content and/or technologies. The Company believes that Web sites that have been successful in building a "virtual community" among its users have been able to significantly increase the number of users accessing their particular Web site.

           The Company believes that new technologies developed specifically for use on the Internet, such as the "Java" programming language developed by Sun MicroSystems, Inc., will help to fuel continued growth in the use of the Internet.

           Business Opportunities on the Internet

           The Company believes that the leading Internet technology application and content providers will benefit from the increasing number of Internet users since advertisers will more likely advertise on Web sites that demonstrate a high volume of user traffic and provide advertising programs designed for specific demographic groups. As a result, the Company believes that a significant opportunity exists for companies providing unique technologies, communities, products and services on the Internet. The Company believes that a significant opportunity exists to attract certain niches of the Internet user community by providing search technologies, Java-based games and gaming technologies, finance content and technology tools, small business services and ecommerce opportunities. The Company believes that the Internet market for advertising will continue to grow in the foreseeable future. According to Jupiter Communications, the market for Internet-based advertising and sponsorships amounted to approximately $940 million in 1997, and is forecast to grow to approximately $7.6 billion by the year 2002.

           The Company believes that an important factor in the recognition of the World Wide Web as a legitimate advertising medium is the ability to direct advertising to specific demographic groups. The Company is currently focused on implementing registration capabilities across its sites that will allow it to gather demographic information on a substantial portion of its users. This will enable the Company to target ads to specific demographic groups. The Company also monitors the demographics of its users and delivers specific user information to advertisers and advertising agencies. The Company believes that continued improvements in the tools and technologies used to target advertisements on the Internet and to track user behavior and purchasing decisions should increase the effectiveness and attractiveness of Internet-based advertising. Another advantage of Internet-based advertising is that such advertising can be evaluated and monitored daily, and even in real-time. If an Internet-based advertisement is not delivering the anticipated results, an advertiser can remove the advertisement within a short period of time and replace it with an advertisement that may be more likely to deliver the desired results.

           In light of increased growth in the number of Internet users, certain Internet sites charge a subscription fee for users to access certain of their products and/or services as an additional revenue source. These subscription fees are charged to either supplement advertising revenues or as an entirely independent revenue model. The Company currently accepts subscription fees for members of both Silicon Investor and HyperMart. Additionally, the growth of the Internet and its adaptation to commercial use presents a significant new opportunity for merchants to reach a wider customer base. A growing number of users are transacting business over the Web, including trading securities, buying goods, purchasing airline tickets and paying bills. Jupiter Communications estimates that the value of goods and services purchased over the Internet will increase from $2.6 billion in 1997 to $37.5 billion in 2002. Companies such as Amazon.com, CDnow, Preview Travel, Cyberian Outpost and many others have realized significant revenues via product sales over the Internet. The Company currently operates WebMarket, a comparison shopping service, and will continue to pursue ecommerce initiatives as part of its strategy.

STRATEGY

           The Company's strategy is to draw a large number of users to The Go2Net Network by providing branded, technology and community-driven Web sites. The inability of the Company to achieve its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that the Company will be able to achieve these goals and, if not so achieved, that it will be able to develop and implement alternative strategic goals. Key elements in the Company's strategy include:

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

           Enhance and Expand the Company's Product Offerings. The Company intends to enhance its product offerings with additional content, features and functionality to maintain and enhance its market position. The Company also plans to incorporate into its product offerings new technologies developed internally or licensed from other companies that it believes will further differentiate its product offerings and provide users with a unique, value-added experience. In order to expand its product offerings, the Company has completed acquisitions of businesses, technologies, content and services that are complementary or related to the Company's operations and may pursue other acquisitions in the future. The Company plans to pursue integration of additional subscription and other commerce areas in its existing and new Web sites.

           Provide Original, Compelling and Targeted Sites. The Company's Web sites focus on community and interactivity and offer what the Company believes are areas that are currently among the most popular areas of interest on the
Internet: search; games; business and finance; business hosting; and ecommerce. These specific areas offer the Company opportunities to deliver premium advertising opportunities to a user base with attractive demographics and diversify its revenue stream.

           Establish Market Awareness and Brand Recognition. The Company believes that maintaining and building the Go2Net brand is a critical element of its strategy. In this regard, the Company has placed significant emphasis on establishing brand identity for its Internet sites and product offerings. The Company's brand and corporate identity seeks to reflect an Internet network that provides technology and user-driven Web sites. The Company seeks to build and reinforce its brand through advertising on the Internet; in trade magazines and in other traditional forms of media; editorial coverage; and an aggressive public relations strategy.

           Leverage Strategic Relationships. The Company seeks to leverage its current resources and infrastructure by entering into strategic relationships with third party technology and content companies, as well as traditional media companies, advertising agencies, large advertisers and others. The Company believes that these relationships will enhance the Company's product offerings and add to the Company's development, sales and licensing revenues. The Company has established relationships with a number of leading information providers and technology companies with respect to a significant portion of the information included on the Company's Internet sites. These relationships enable the Company to complement its proprietary offerings with information developed or compiled by third parties.

PRODUCTS

           The Company offers various Internet sites, products and services. Internet users access these sites, products and services directly through The Go2Net Network home page or through the individual homepages of the Company's Internet sites.

           Go2Net Personal (www.go2net.com) provides users with a comprehensive Internet start page featuring the critically acclaimed MetaCrawler search technology. In addition to general metasearch, Go2Net Personal offers customizable news, discussion, and stock information, as well as direct access to Go2Net's own finance, free Web hosting, shopping and Java multiplayer game sites. As a portal to the Go2Net Network and the Web as a whole, Go2Net Personal is What's Next (SM).

           In operation since 1995, Silicon Investor (www.siliconinvestor.com) is the Web's premier financial discussion community. On Silicon Investor's message boards, users can discuss stocks with some of the top financial minds. It also offers comprehensive charting services and stock research resources. Silicon Investor is one of the most trafficked Web sites in the personal finance category.

           StockSite (stocksite.com) provides investors with tools to track their assets and offers insights into financial markets. In addition to full research reports and the Stock Picks virtual portfolio, StockSite features regular commentary from industry professionals. StockSite also offers a customizable Java stock ticker and all the key research tools: quotes, interactive Java graphs, historical data, portfolio creation, company news, company profiles, company-earnings estimates and company filings. StockSite has been the recipient of numerous editorial awards and has been included on listings of the most trafficked finance-related sites on the Web.

           MetaCrawler (www.metacrawler.com) provides users with the ability to search simultaneously several of the Web's most popular search/directory services. Rated the #1 metasearch service on the World Wide Web, MetaCrawler continues to garner popularity and acclaim. MetaCrawler offers Web users with a compelling alternative to the Web's traditional search/directory services. In response to every user query, MetaCrawler incorporates results from the top search engines on the Web. It then collates results, eliminates duplication, scores the results and provides the user with a comprehensive list of relevant sites. MetaCrawler offers a low-bandwidth version, power-search options, and other customizable features. Additional value-added features include the MetaCrawler Marketplace, an online shopping center; directory services; MiniCrawler, a small desktop version of MetaCrawler; and the unique MetaSpy feature, which allows users to view other users' queries-in-progress. In the December 1998 PC Magazine search engine review, MetaCrawler received the Editors' Choice award for the second consecutive year.

           HyperMart (www.hypermart.net) is the Web's leading provider of free Web hosting services to businesses. The popularity of HyperMart has resulted in the creation of one of the Web's premier communities for business owners and professionals. Advertisers can reach these users through targeted advertising on both the HyperMart.net site, which caters to Web entrepreneurs and developers, and the individual HyperMart business sites, which are classified by category and sub-category and attract both consumer and business users. In addition to free Web hosting services, HyperMart offers its member businesses upgraded services and other resources with which to improve their online business presence.

           WebMarket (www.webmarket.com) provides users with access to comprehensive Web-based shopping technologies and tools which enable the user to efficiently shop the Web. Currently, WebMarket has introduced "metashopping" to the Web by offering online shoppers the ability to comparison shop from over 80 online merchants. It also provides reports and ratings on the Web's top merchant sites. Comparison shopping technology transmits each user query through a comprehensive database of merchant Web sites. The search technology then returns to the user a list of prices on the item searched. Users can also sort results by merchant, brand, availability, shipping parameters and more. Each result has a link to the corresponding merchant site so that the user can immediately purchase the desired product from the vendor of choice.

           PlaySite (www.playsite.com) offers 100% Java, multiplayer board and card games that incorporate chat, messaging, tournaments and player ratings. PlaySite has won numerous editorial awards, and was nominated for the 1997 online gaming Webby award, and its technical advances have been recognized by the multiplayer gaming industry and various media outlets, including CNBC, Yahoo! Internet Life magazine, P.O.V. magazine, The Web magazine, PC Games magazine and PC magazine. PlaySite currently offers the following games: Backgammon, Chess, Checkers, Go-moku, Hex, Mancala, Reversi, Renju, Hearts, Spades, Euchre, Cribbage, Bridge, and Tangleword.

STRATEGIC RELATIONSHIPS

           In order to leverage its marketing resources and to facilitate the distribution of certain of the Company's products, the Company has entered into co-branding relationships with Lycos, Earthlink and Mindspring to provide their users with access to Go2Net's Playsite games. The Company has also entered into a relationship with USA Today in which users of USA Today's pro football engine on it's Web site have access through a co-branded service to the MetaCrawler Service. The Company also intends to leverage its current development resources and infrastructure by entering into strategic and licensing relationships with third party developers of content and technologies. The Company has established relationships with a number of leading information providers. The Company has agreements with information providers including S&P Comstock, Dow Jones & Company, Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., News Alert, Edgar Online, Reuters, and Market Guide Inc. The Company has also established a relationship with InterNAP Network Services, L.L.C., a Seattle-based private NAP (network access point). The InterNAP headquarters, where the Company's servers are located, maintains multiple DS-3 circuits with some of the largest Internet service providers. This relationship helps to maximize the speed and accessibility of the Company's Web sites for users.

           In January 1997, the Company licensed the MetaCrawler Service from Netbot. See "Metacrawler License Agreement."

           The Company has ongoing advertising barter relationships with various Internet companies and Web sites, which the Company believes, help it enhance its brand recognition and potentially expand its user base. The Company has also licensed its Java graphing software to Frontier Globalcenter, a leading digital distribution company.

REVENUE SOURCES

           Advertisers - As of December 15, 1998, the Company had relationships with over 225 advertisers, including IBM, Hewlett Packard, Micron Technology, Amazon.com, Datek and Cyberian Outpost. The typical advertiser being sought by the Company for its Internet sites is a large corporation or organization that currently advertises nationally in print, radio, television or electronic media, in addition to other types of corporations or organizations that currently advertise in electronic media. The Company seeks to establish advertising relationships with potential advertisers through its own advertising sales department and to supplement these efforts from time to time through independent advertising sales agencies. The pricing strategy is generally based on the number of impressions delivered or sponsorship of certain areas, with the goal of incentivizing advertisers to sign long-term agreements. No assurance, however, can be given that such strategy will continue to deliver advertising revenues to the Company.

           Subscriptions, Memberships, Licensing, Commerce, and Other
Transactions: The Company believes that there may be possibilities to segment certain areas on the Company's Internet sites as subscription areas. The Company offers subscription services on Silicon Investor and HyperMart. The Company also offers for sale products and services from certain of its advertisers, for which it, in certain cases, receives a percentage of any revenues generated. There can be no assurance that the Company will be able to continue to successfully operate electronic commerce through its Web sites. The Company also seeks to license certain internally developed technologies used on the companies Internet sites to third parties. Although the Company has signed technology licensing agreements with both Lycos and Frontier Globalcenter, there can be no assurance that the Company will be able to successfully license such technologies to third parties in the future.

ADVERTISING SALES

           As of December 15, 1998, the Company's advertising sales staff, marketing and advertising sales support staff consisted of 29 full-time employees, 23 of which were located at the Company's executive offices in Seattle, Washington. The Company also maintains advertising sales offices in Chicago, New York and San Francisco. The Company expects that its Internet-based advertising revenues will continue to be derived from the sale of advertising and sponsorships by the Company's direct sales department supplemented by independent advertising sales agencies. As of December 15, 1998, the Company had relationships with over 225 advertisers. While the Company has developed and is implementing the advertising sales strategy described in this Report, there can be no assurance that such strategy will be successful in the future.

           The Company believes that the sponsorship of Internet-based products and services will play an increasingly important role in generating advertising revenues. The Company believes that tasteful, authentic sponsorships will lead the user to believe that the sponsor is not being forced upon them, but rather is presenting a value-added product and/or service. Indeed, sponsored content on the Web is becoming more and more prevalent.

           The Company offers each of its advertisers the opportunity to access the number of times their advertisements are viewed, and clicked on, on a daily basis through a private, dedicated URL located on the Company's Web servers. This process makes it easier for the advertiser to monitor the success of a particular advertisement on a daily basis, and gives the advertiser more confidence in the accuracy of the number of advertisement impressions delivered on the Company's Web site. In order to further serve the advertiser, the Company has from time to time established a page on its Web sites where users are asked to respond to a short survey in return for the opportunity to win prizes. The Company believes that the demographic information derived from such surveys has resulted in generating more interest in specific sites and attracting advertiser interest.

           Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a certain level of uncertainty. The Company believes that its success depends upon its ability to obtain significant revenues from its Internet operations, which will require the continued development and acceptance of the Internet as an advertising medium. The Company believes that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and neither advertisers nor advertising agencies have devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for the Company to generate advertising revenues, advertisers and advertising agencies must direct a portion of their budgets to the Internet as a whole, and specifically to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will be persuaded, or able, to allocate or continue to allocate portions of their budgets to Internet-based advertising, or if so persuaded or able, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio, or in any event decide to advertise on the Company's Internet sites. Advertisers and advertising agencies that have invested resources in traditional methods of advertising are sometimes reluctant to modify their media buying behavior or their systems and infrastructure to use Internet-based advertising. Furthermore, no standards to measure the effectiveness of Internet-based advertising have yet gained widespread acceptance, and there can be no assurance that such standards will be adopted or adopted broadly enough to support the continued growth of Internet-based advertising. If Internet-based advertising does not continue to grow, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

MARKETING

           The Company's marketing strategy is to enhance, promote and support a perception that the Company's Internet sites and product offerings are both original and compelling. The Company believes that it is necessary to provide Internet users with products and services that allow them a unique, value-added experience. To that end, the Company has focused on developing and offering Internet sites and technologies in areas where it believes it is positioned to offer unique, value-added products and services. This enhances the ability of the Company to provide Internet sites that it believes to be original and compelling, as well as unique to the Internet medium.

           The Company currently is focusing on a marketing strategy to maintain and build the Go2Net brand that includes periodic press releases promoting the Company's Internet sites and new products, services and technologies; important hires and other strategic relationships; and advertising on Web sites and in trade magazines. In addition, the Company's public relations strategy includes the development of relationships with various media to encourage editorial and press coverage.

           The Company conducted a marketing campaign in San Francisco in support of Silicon Investor in the fall of 1998, which included trade and consumer print, outdoor and product packaging advertising. In 1999, the Company intends to increase awareness of the Go2Net Network by advertising nationally in monthly consumer publications, trade publications and on Web sites, in addition to outdoor marketing efforts specific to multiple US media markets.

           Each of these elements of the Company's marketing plan will depend upon the Company's continued ability to provide original and compelling products and services, which cannot be assured. If the Company introduces new products, services or Web sites, or enters into new business relationships or strategies that are not favorably received, the Company would likely be unsuccessful in getting a significant return on its marketing plan. Furthermore, in order to attract and retain users and to promote and implement its marketing plan, particularly in response to competitive pressures, the Company may find it necessary to commit greater financial and personnel resources to providing its Internet sites or creating or maintaining its brand recognition. If the Company is unable to build brand recognition, or if the Company incurs excessive expenses in an attempt to improve its products and services or implement its marketing plan, the Company's business, financial condition and operating results would be materially adversely affected.

RESEARCH AND DEVELOPMENT

           A focus of the Company's research and development efforts is the enhancement of its technology applications and content through the use of Java-based software applications. The Company's programming staff devotes a portion of its time and efforts to the development of Java and other software applications, which are primarily used in connection with existing Company Internet sites and offerings. No assurance can be given that the Company will be able to develop enhancements to its product offerings or develop any new Java-based software applications, or if so developed, that such enhancements or applications will be commercially viable. Product development expenses for the years ended September 30, 1998 1997, and 1996 were $1,124,623, $612,923 and $163,408, respectively.

COMPETITION

           The market for Internet products and services is highly competitive. Furthermore, the Company expects the market for Internet advertising to become intensely competitive, as there are no substantial barriers to entry. The Company believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added products and services, features and quality of support.

           The Company competes with other Internet sites for the time and attention of consumers and for advertising and subscription revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. The Company's Internet sites compete against a variety of companies that provide similar offerings through one or more media, such as print, radio, television and the Internet. To compete successfully, the Company must develop and deliver popular, useful, efficient, unique, entertaining, informative and compelling product offerings to attract Internet users and to support advertising, subscription fees, licensing and ecommerce. In the Company's areas of focus of search; games; business and finance; business hosting and ecommerce; in addition to competing with numerous newspapers, magazines, television programs and radio broadcasts that cover the same material, the Company competes with various companies and Internet sites, such as Microsoft Corporation, c/net, Inc., America OnLine, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Wired Ventures, Inc., GeoCities Corporation, Xoom, Inc. and Yahoo! Inc. Many, if not all, of these competitors also offer a wider range of products and services than does the Company, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing the Company's Internet sites. If the Company is unable to continue to attract a significant number of Internet users to its Internet sites, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

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

           The Company believes that the competitive factors attracting Internet users include the quality of presentation and the relevance, timeliness, depth and breadth of information and services offered by the Company. With respect to attracting advertisers and advertising agencies, the Company believes that the competitive factors include, among others, the number of users accessing the Company's Internet sites, the demographics of such user base, the Company's ability to deliver targeted advertising and rich-media advertising through its Internet sites, and the overall cost-effectiveness and value of advertising offered by the Company. In addition, the success of the Company's business strategy depends on the sale of future Internet advertising at premium prices, based in part on the demographic characteristics of the Company's Internet users. With respect to attracting subscription-based users, the Company believes that the competitive factors include, among others, the quality, uniqueness and usefulness of the product or service provided, the price charged for such product or service and the cost and accessibility of similar products and services through the Internet or competing media. Given the intense competition among Internet sites and other media, there can be no assurance that the Company will be able to continue to compete successfully with respect to any of these factors.

           Many, if not all, of the Company's current and potential competitors have significantly greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than the Company; and also have established relationships with more advertisers and advertising agencies. Many, if not all, of such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive advertising and subscription price policies and devote substantially more resources to developing Internet-based products and services than the Company. There can be no assurance that the Company will be able to continue to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, financial condition and operating results. In addition, in response to competitive pressures, the Company may make certain pricing, business development and/or marketing decisions, or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

           As of September 30, 1998, the Company had a total of 69 employees, 62 of whom were based at the Company's executive offices in Seattle, Washington, 2 of which were located at New York, 2 of which were located in Chicago and 3 of which were located in Atlanta. Of the total of 69 employees, 29 were in sales and marketing, 8 were in providing and editing content for the Internet sites, 12 were in programming, 10 in design, quality assurance, technical support, documentation and product development, and 10 were in administrative and finance functions. In addition, as of September 30, 1998, the Company had agreements with 10 independent contractors to provide various services. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

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

METACRAWLER LICENSE AGREEMENT

           On January 31, 1997, The Company and Netbot entered into the MetaCrawler License Agreement pursuant to which Netbot granted the Company an exclusive (subject to certain limited exceptions), worldwide license to provide the MetaCrawler Service. Netbot was acquired by Excite, Inc. in November 1997. As part of the MetaCrawler License Agreement, the Company has the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). Netbot licensed the MetaCrawler Service and the other intellectual property rights associated therewith from the University of Washington ("UW") on an exclusive basis. The license has been granted to the Company by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service and the license is subject to the rights of UW to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the UW domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to the Company pursuant to the MetaCrawler License Agreement. A substantial portion of the traffic to the Company's Internet sites is currently derived from users of the MetaCrawler Service. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by the Company thereunder, the termination of the MetaCrawler License Agreement could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, the termination of the License Agreement between UW and Netbot relating to Netbot's license of the MetaCrawler Service would result in the inability of the Company to continue to provide the MetaCrawler Service under the MetaCrawler License Agreement, which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, any failure by the Company to continue the MetaCrawler Service for any reason could have a material adverse effect on the Company's business, financial condition and operating results.

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

PLAYSITE ACQUISITION

           On July 22, 1997, the Company announced that it had formed a multi-user gaming network through its July 15, 1997 acquisition of PlaySite, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation for $500,000 in cash and 16,667 shares of the Company's common stock. PlaySite is based on a proprietary, 100% Java, multi-user communication system and game-building toolkit. Through PlaySite, the Company is focused on developing latency-tolerant multi-user board, card, trivia, party, adventure and simulation games, as well as chat, messaging and bulletin boards.

SILICON INVESTOR ACQUISITION

           On June 23, 1998, pursuant to an Agreement and Plan of Merger, dated as of April 22, 1998, by and among the Company, Silicon Acquisition Corp., Silicon Investor, Inc. ("SI") and certain shareholders of SI, the Company acquired all of the outstanding capital stock of Silicon Investor, Inc. ("SI"). Silicon Investor, Inc. operates a site on the Web focused on personal finance. SI's primary focus is its discussion community, which has over 6,000,000 messages currently in its database. SI was incorporated in April 1995 and has since attracted over 75,000 subscribers participate in SI's financial discussions and other features.

The Company issued 1,238,043 shares of common stock and assumed all outstanding options in connections with the acquisition of Silicon Investor. This transaction was accounted for as a pooling of interests.

HYPERMART ACQUISITION

           In August 1998, the Company acquired HyperMart, Inc. a provider of free Web hosting for businesses. In connection with this acquisition, the Company issued approximately 157,499 shares of Common Stock. This transaction was accounted for as a pooling of interests. Because the results of operations and financial position of HyperMart were not material to Go2Net's quarterly financial statements prior to June 30, 1998, quarterly financial information prior to the date of acquisition will not be restated.

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

ITEM 2.    PROPERTIES

           The Company's executive offices are located in downtown Seattle, Washington in an office building in which the Company leases 13,481 square feet under a sublease that expires in September 2003. The Company has also leased an additional 3,791 square feet of office space under a three-year sublease expiring in October 2003 in the same office building. In addition, the Company also maintains offices in New York, Atlanta, Chicago and San Francisco. The Company believes its office space will be adequate for its needs for the present and the immediate future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 1998.

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

           The executive officers of the Company are:

           NAME            AGE   POSITION
           ------------------------------

Russell C. Horowitz......  32    President,  Chief Executive Officer,  Chief
                                 Financial Officer, and Chairman of the Board
John Keister.............  32    Chief Operating Officer, Director

           RUSSELL C. HOROWITZ IS a founder of the Company and has served as its President, Chief Executive Officer, Chief Financial Officer and a director since its inception in February 1996. In March 1996, Mr. Horowitz founded Xanthus Capital, L.P., a Seattle, Washington-based merchant bank that focuses primarily on developing companies in emerging growth industries or special situations. Mr. Horowitz serves as the Chief Executive Officer and a director of Xanthus Management, L.L.C., the general partner of Xanthus Capital, L.P., and of DMR Investments, L.L.C., the investment advisor to Xanthus Capital, L.P. In July 1992, Mr. Horowitz was a founder of Active Apparel Group, Inc., a New York-based apparel supplier. From 1992 until April 1994, Mr. Horowitz served as its Chief Financial Officer; and from May 1994 until May 1997, Mr. Horowitz served as its Director of Corporate Development and Investor Relations. Prior to July 1992, Mr. Horowitz served as a financial advisor to start-up and developing companies. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University in 1988.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
           MATTERS

           The Common Stock of the Company has traded on the NASDAQ SmallCap Market under the symbol "GNET" since the Company's initial public offering on April 23, 1997. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low last reported sales prices for the Company's Common Stock for the period indicated as reported by the NASDAQ SmallCap Market. On October 1, 1998, the Company's Common Stock was approved for trading on the NASDAQ National Market.

YEAR   FISCAL QUARTER ENDED                                 HIGH       LOW
--------------------------------------------------------------------------

1997   June 30, 1997 (commencing April 23, 1997) .......    11         5 1/4
       September 30, 1997 ..............................    9 13/16    5 5/8

1998   December 31, 1997 ...............................    10 1/4     6 5/8
       March 31, 1998 ..................................    17 3/4     7
       June 30, 1998 ...................................    35         16 13/16
       September 30, 1998 ..............................    33 3/4     13 13/16
       October 1, 1998 (through December 28, 1998) .....    43 3/8     15



           As of December 28, 1998, the Company had 5,976,632 shares of Common Stock outstanding held by approximately 66 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

           The Company has not paid dividends on its Common Stock. The Company anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay dividends in the foreseeable future.

ITEM 6:    SELECTED FINANCIAL DATA

           The following table sets forth financial data and other operating information of the Company. The selected financial data presented in the table is derived from the financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                                        PERIOD
                                                                                                         FROM
                                                                                                       INCEPTION
                                                                                                       (APRIL 27,
                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED       1995) TO
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998            1997             1996             1995
                                                   -------------    -------------    -------------    -------------

STATEMENT OF OPERATIONS DATA:

Revenues                                            $ 4,830,882     $   528,595       $    8,000        $      -

Cost of revenues                                      1,803,895         228,597            7,000               -

Operating expenses:
  Advertising and marketing                           1,281,312         102,042           14,255               -
  Product development                                 1,124,623         612,923          163,408           3,818
  General and administrative                          2,066,962       1,602,791          329,594          13,635
  Merger and acquisition related costs                1,035,494               -                -               -
  Impairment loss                                       398,126               -                -               -
                                                    -----------     -----------       ----------        --------
     Total operating expenses                         5,906,517       2,317,756          507,257          17,453
                                                    -----------     -----------       ----------        --------
Loss from operations                                 (2,879,530)     (2,017,758)        (506,257)        (17,453)

Interest income                                         508,405         261,511           11,818               -
                                                    -----------     -----------       ----------        --------
Net loss                                            $(2,371,125)    $(1,756,247)      $ (494,439)       $(17,453)
                                                    ===========     ===========       ==========        ========

Net loss per share                                  $     (0.41)    $     (0.39)      $    (0.38)       $(145.44)

Shares used in computing net loss per share(1)        5,781,937       4,518,390        1,318,299             120



                                                   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        1998            1997            1996             1995
                                                   -------------   -------------    -------------    -------------

BALANCE SHEET DATA:

Cash, cash equivalents and marketable securities    $ 8,414,991     $10,926,781       $1,206,824        $      -

Working capital                                       8,726,221      10,841,073          812,325               -

Total assets                                         11,334,212      12,811,065        1,500,651          43,184

Stockholders' equity                                 10,289,568      12,473,847        1,097,936          43,184


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

OVERVIEW

Go2Net, Inc. (the "Company") offers through the World Wide Web a network of branded, technology and community-driven Web sites. Go2Net's properties available through the Go2Net Network (www.go2net.com) include: MetaCrawler (www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; PlaySite (www.playsite.com), a Java-based multiplayer games site; StockSite (www.stocksite.com), a business and finance site which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; Silicon Investor (www.siliconinvestor.com), the Web's premier financial discussion community; HyperMart (www.hypermart.net), the Web's leading provider of free business hosting services; and WebMarket (www.webmarket.com), a one-stop comparison shopping service. The Go2Net's Labs division develops innovative technologies to enhance the features and functionality of the Go2Net sites and for licensing to other Internet companies. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute a majority of the Company's revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising and subscription fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, although the Company reported an operating profit (before one-time charges) for the quarter ended September 30, 1998, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of September 30, 1998, had an accumulated deficit of $4,639,264. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

On June 23, 1998, pursuant to an Agreement and Plan of Merger, dated as of April 22, 1998, by and among the Company, Silicon Acquisition Corp., Silicon Investor, Inc. ("Silicon Investor") and certain shareholders of Silicon Investor, the Company exchanged all of the outstanding capital stock of Silicon Investor for 1,238,043 shares of common stock of the Company in a transaction accounted for as a pooling of interests. Silicon Investor (URL: http://www.siliconinvestor.com) operates a site on the Web focused on personal finance. Silicon Investor's primary focus is its discussion community, which has over 6,000,000 messages currently in its database. Silicon Investor was incorporated in April

1995 and has since attracted over 75,000 subscribers who have in certain cases paid a membership fee to participate in Silicon Investor's financial discussions and other features.

On August 3, 1998, the Company merged with HyperMart, Inc. a provider of free Web hosting for businesses. In connection with this acquisition, the Company issued approximately 157,499 shares of Common Stock. This transaction was accounted for as a pooling of interests. Because the results of operations and financial position of HyperMart were not material to Go2Net's consolidated financial statements prior to June 30, 1998, financial information prior to the date of acquisition was not restated.

RESULTS OF OPERATIONS

REVENUES

Revenues increased from $8,000 for the year ended September 30, 1996 to $528,595 in 1997 and to $4,830,882 in 1998. These increases were primarily the result of increases in the number of advertisers on the Company's web sites as well as increases in the size of advertising contracts. The Company expects to continue to derive a significant portion of its revenue from selling advertisements on its network of sites. Given the competitive nature of Web based advertising, advertising rates are subject to intensive price pressure. A reduction in the Company's advertising rates, the number of advertisers or the value of advertising contracts as a result of competition or otherwise, could adversely affect revenues in the future.

COST OF REVENUES

Cost of revenues includes hosting costs, royalties and other cost of revenues, and amortization of certain purchased technology. Hosting costs relate to the maintenance and technical support of the Company's websites, which consist of personnel costs, third party hosting costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services. Cost of revenues increased by $1,575,298 from $228,597, or 43% of revenues for 1997, to $1,803,895, or 37% of revenues, for 1998. This increase was primarily due to the increased hosting costs to support the Company's sites. Cost of revenues for 1996 are not comparable to 1997 and 1998 as the nature of the Company's revenues changed significantly with the launch of the Company's sites in 1997.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of public relations, travel and costs of marketing literature. Sales and marketing expenses increased from $14,255, or 178% of revenues in 1996, to $102,042, or 19% of revenues in 1997. Sales and marketing expenses increased to $1,281,312, or 27% of revenues in 1998. The increase in sales and marketing expenses is primarily due to hiring of sales and marketing personnel, the launching or redevelopment of new Web sites and the marketing of such Web sites. In order to continue promoting its brands the Company intends to significantly increase its sales and marketing expenses in future periods.

PRODUCT DEVELOPMENT. Product development expenses consist of expenses incurred by the Company in the development and creation of its Internet sites and product offerings. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing, and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's websites have been expensed. Product development expenses increased from $163,408 for 1996 to $612,923 for 1997. Product development expenses increased to $1,124,623, or 23% of revenues for 1998. The increase in product development expenses is the result of the increased staff required to develop and enhance the Company's web sites. The Company believes that significant investments in enhancing its websites and product offerings will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses. The Company recognized a charge of $398,126 in 1998 related to reflect permanent impairment in the Company's original investment in certain technology licenses for which the Company no longer uses the acquired product code. These technology licenses were included as intangible assets. This charge is disclosed as an impairment loss in the statement of operations for 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general expenses. General and administrative expenses increased from $329,594 in 1996 to $1,602,791 in 1997. General and administrative expenses increased to $2,066,962, or 43% of revenues in 1998. The increase in general and administrative expenses is due to the increase in personnel, professional services and the expansion of the Company's corporate infrastructure. The Company expects general and administrative expenses to continue to increase in future periods as a result of adding infrastructure and assimilating acquisitions of acquired technologies and businesses.

MERGER AND ACQUISITION RELATED COSTS. Merger and acquisition related costs, totaled $1,035,494 in 1998. The charge included $319,512 associated with the merger with HyperMart, and $715,982 related to the merger with Silicon Investor, Inc. There were no merger and acquisition related costs in 1997 or 1996.

INTEREST INCOME. Interest income was $11,818, $261,511 and $508,405 for 1996, 1997 and 1998, respectively. The increase reflected interest earned on investments from cash received from the Company's initial public offering in April of 1997.

INCOME TAXES. The Company has not recorded an income tax expense because it has incurred net operating losses since its inception. As of September 30, 1998, the Company had Federal net operating loss carry forwards of approximately $2,892,000. The Federal net operating loss carry forwards will expire beginning in 2011 if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided in the Internal Revenue Code of 1986, as amended, and similar state provisions. See Note 3 of Notes to Financial Statements.

SELECTED QUARTERLY DATA: The following table sets forth the selected quarterly data for the years ended September 30, 1997 and 1998.

                                          FISCAL 1998 QUARTER ENDED                           FISCAL 1997 QUARTER ENDED
                             --------------------------------------------------   --------------------------------------------------
                              SEPT. 30      JUNE 30      MARCH 31      DEC. 31     SEPT. 30     JUNE 30      MARCH 31      DEC. 31
                             ----------   -----------   ----------   ----------   ----------   ----------   ----------   -----------

Revenue                      $1,955,243   $ 1,330,865   $  935,498   $  609,276   $  310,152   $  218,443   $        -   $        -

Cost of revenue                 554,946       533,609      469,827      245,513       96,107      132,490            -            -

Gross Profit                  1,400,297       797,256      465,671      363,763      214,045       85,953            -            -

Operating expenses:
  Sales and marketing           408,993       319,594      275,291      277,434       63,768       16,118       10,735       11,421
  Product development           308,420       272,574      275,371      268,258      161,290      234,689      156,591       60,353
  General and administrative    679,170       661,586      415,407      310,799      535,805      379,484      318,939      368,563
  Merger and acquisition
  related costs                 319,512       715,982            -            -            -            -            -            -
  Impairment loss                     -       398,126            -            -            -            -            -            -
                             ----------   -----------   ----------   ----------   ----------   ----------   ----------   ----------
    Total operating expenses  1,716,095     2,367,862      966,069      856,491      760,863      630,291      486,265      440,337
                             ----------   -----------   ----------   ----------   ----------   ----------   ----------   ----------

Loss from operations           (315,798)   (1,570,606)    (500,398)    (492,728)    (546,818)    (544,338)    (486,265)    (440,337)

Interest income, net            126,831       134,476      122,772      124,326      146,072      107,238          603        7,598
                             ----------   -----------   ----------   ----------   ----------   ----------   ----------   ----------

Net loss                     $ (188,967)  $(1,436,130)  $ (377,626)  $ (368,402)  $ (400,746)  $ (437,100)  $ (485,662)  $ (432,739)
                             ==========   ===========   ==========   ==========   ==========   ==========   ==========   ==========
Net loss per share           $    (0.03)  $     (0.25)  $    (0.07)  $    (0.06)  $    (0.09)  $    (0.10)  $    (0.12)  $    (0.11)

Shares used in computing
basic and diluted net
loss per share                5,869,714     5,753,093   $5,743,967    5,740,153    4,522,753    4,334,622    3,891,214    3,876,957


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's principal source of liquidity was $8,414,991 in cash, cash equivalents and marketable securities derived primarily from the Company's initial public offering in April 1997, in which it issued 1,840,000 shares of its Common Stock to the public at a price of $8.00 per share. The Company received approximately $12.8 million in cash, net of underwriting discounts, commissions and other offering costs. As of September 30, 1998, the Company also had a $1,000,000 revolving line of credit that expires on February 13, 1999. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of September 30, 1998, no borrowings were outstanding under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

Operating activities used cash of $414,809, $1,993,266, and $1,545,954 in 1996,
1997 and 1998, respectively. The increased use of cash was primarily due to increased operating losses and increases in accounts receivable and deposits reduced by increases in accounts payable and deferred revenue. The Company has in the past, and may in the future, acquire businesses which may result in an increase in the use of cash to support operations.

Investing activities used cash of $262,978, $1,137,173 and $8,956,379 in 1996, 1997 and 1998, respectively. The use of cash in 1996 was the result of capital expenditures of $262,978. In 1997, the increased use of cash was the result of capital expenditures along with the acquisition of intangibles. The increased use of cash in 1998 was due to the net purchase of marketable securities and the use of $1,068,771 for the acquisition of capital equipment. The Company has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures in 1999 consistent with its anticipated growth.

The Company maintains a short-term investment portfolio consisting of interest bearing securities with an average maturity of less than one year. These securities are subject to interest rate risk and will fall in value if market interest rates increase. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

Financing activities generated cash of $1,884,611, $12,850,396 and $46,294 in 1996, 1997 and 1998. Financing activities in 1996 consisted primarily of the sale of Redeemable Convertible Preferred Stock totaling $1,425,000. Financing activities in 1997 consisted of the sale of the Company's Common Stock in its initial public offering totaling $12.8 million. In 1998, financing activities consisted of proceeds from stock option exercises and short-term financing offset repayments on shareholder notes and short-term debt.

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

YEAR 2000 RISKS

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

State of Readiness
The Company has completed its assessment of all current versions of its information technology systems and believes they are year 2000 compliant. The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. The Company has been informed by its financial institutions that they are in the process of making their information systems year 2000 compliant, and that this process will be complete by the beginning of 1999.

Costs
To date, the Company has not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the retention of an outside consultant to evaluate the Company's financial and accounting software, and the opportunity cost of time spent by employees of the Company evaluating this software and year 2000 compliance matters generally. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised predominantly of acquired technology and the Company's own software developments. The Company believes that internally generated funds or available cash would be sufficient to cover the costs of year 2000 compliance. At this time, based upon the information provided to the Company, the Company does not believe there exists a material impact of year 2000 compliance issues relating to its non-IT systems, its vendors, its customers and other parties. The Company continues to update its assessment of year 2000 issues as it relates to its non-IT systems, its vendors, its customers and other parties.

Contingency Plan
As the Company is not aware of any material year 2000 compliance issues, it has not developed a year 2000-specific contingency plan. The Company continues to assess the impacts of year 2000 issues, and if year 2000 compliance issues are discovered, the Company will evaluate the need for one or more contingency plans relating to such issues.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

           The following risk factors should be considered in conjunction with the other information included in this Report. This Report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this Report, the Company identifies the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

           Limited Operating History; Accumulated Deficit; No Assurance of Profitability. The Company was incorporated in February 1996 and for the year ended September 30, 1998 generated $4,830,882 in revenues. The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute a significant portion of the Company's revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising, commerce and subscription fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, effectively respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, although the Company reported an operating profit (before one-time charges) for the quarter ended September 30, 1998, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of September 30,1998, had an accumulated deficit of $4,639,264. The Company currently intends to increase substantially its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, products and services.

           Unpredictability of Future Revenues; Potential Fluctuations in Quarterly Operating Results. As a result of the Company's limited operating history and the emerging nature of the Internet, including Internet-based advertising, subscription services and electronic commerce, the Company is unable to forecast its expenses and revenues accurately. The Company's current and future estimated expense levels are based largely on its estimates of future revenues and may increase because many of its significant operating expenses are either fixed, such as rent for office space, or subject to likely increases. Few, if any, of the Company's operating expenses can be quickly or easily reduced, such as the laying off of personnel, in a manner which would not cause a material adverse effect to the Company's business, financial condition and operating results. In addition, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected expenditures; and a shortfall in actual revenues as compared to estimated revenues would have an immediate material adverse effect on the Company's business, financial condition and operating results.

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

           Dependence on Advertising Revenues; Risks Related to Sponsorships. The Company expects to derive a significant portion of its revenues in the foreseeable future from the sale of advertising on its Internet sites. For the year ended September 30, 1998, the Company generated $4,830,882 in revenues, of which approximately 71.7% of revenues were attributable to advertising. Many of the Company's relationships with advertisers are terminable within a short period of time. Consequently, the Company's advertising customers may move their advertising to competing Internet sites, or from the Internet to traditional media, quickly and at relatively low costs, thereby increasing the Company's exposure to competing pressures and fluctuations in revenues and operating results. In selling Internet-based advertising, the Company will likely depend in part on advertising agencies, which exercise substantial control over the placement of advertising for their clients. The Company's success will depend on its ability to retain, broaden and diversify its future base of advertising customers. In order to generate significant advertising revenues, the Company will depend on the development of a larger base of users of the Company's Internet sites possessing demographic characteristics attractive to advertisers. If the Company is unable to retain paying advertising customers or is forced to offer lower than anticipated advertising rates in order to retain advertising customers or to attract new advertising customers, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

           The Company has recently entered into certain advertising arrangements with third parties to provide services on the Company's Websites which are a departure from traditional CPM-driven advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by such third party sponsors from users originated through the Company's Websites, in return for minimum levels of user impressions or "click throughs" to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions or click throughs (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods) and that third party sponsors do not renew the agreements at the end of their terms. Certain of these arrangements also require the Company to integrate advertisers' or sponsors' content with the Company's services, which requires the dedication of resources and significant programming and design efforts to accomplish. There can be no assurance that the Company will be able to attract additional advertisers or sponsors or that it will be able to renew existing advertising arrangements when they expire. In addition, the Company has granted exclusivity provisions to certain of its sponsors, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in the Company's Websites or across the Company's entire service. The inability of the Company to enter into further sponsorships or advertising arrangements as a result of its exclusivity arrangements could have a material adverse effect on the Company's business, financial condition and operating results.

           Uncertain Acceptance of the Internet as an Advertising Medium; Lack of Measurement Standards. Use of the Internet by consumers is at an early stage of development and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a certain level of uncertainty. The Company believes that its success depends upon its ability to obtain significant revenues from its Internet operations, which will require the continued acceptance of the Internet as an advertising medium. The Company believes that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and most advertisers and advertising agencies have not devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for the Company to continue to generate advertising revenues, advertisers and advertising agencies must direct more of their budgets to the Internet as a whole, and specifically to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will continue to allocate larger portions of their budgets to Internet-based advertising, or, that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio. Moreover, there can be no assurance that the Internet advertising market will continue to develop as an attractive and sustainable medium.

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

           Uncertain Acceptance of the Company's Internet Products and Services. The Company's commercial viability depends in large part upon its continued ability to develop and provide on the Internet original and compelling products and services that will successfully attract and retain users with demographic characteristics valuable to the various advertisers and advertising agencies the Company is targeting and to charge users a subscription fee for access to certain portions of such products and services, such as Silicon Investor. There can be no assurance that the Company's products and services will be attractive enough to a sufficient number of Internet users to generate advertising revenues or to allow the charging of a subscription fee for certain portions thereof. There also can be no assurance that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a growing number of users to its Internet sites within the demographics desirable to advertisers and advertising agencies or those users who are otherwise willing to pay to access certain portions of the Company's products and services. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive products and services, making it difficult for the Company to distinguish its product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted products and services that may have greater appeal than the products and services offered on the Company's Internet sites. If the Company is unable to develop original and compelling Internet-based products and services in a manner that allows it to attract, retain and expand a loyal user base desirable to advertisers and advertising agencies or Internet users who are willing to pay to access certain portions of such Internet-based products and services, then the Company will be unable to generate sufficient advertising or subscription revenues, and its business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

           Competition. The Company competes with other Internet sites for the time and attention of consumers and for advertising and subscription revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. The Company's Internet sites compete against a variety of companies that provide similar offerings through one or more media, such as print, radio, television and the Internet. To compete successfully, the Company must develop and deliver popular, original, entertaining, informative and compelling product offerings to attract Internet users and to support advertising and subscription fees. In the Company's areas of focus of search; games; business and finance; business hosting; and ecommerce, the Company competes with various companies and Internet sites, such as Microsoft Corporation, c/net, Inc., America OnLine, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc., Netscape Communications Corporation, Wired Ventures, Inc., GeoCities Corporation, Xoom, Inc. and Yahoo! Inc. Many, if not all, of these competitors also offer a wider range of products and services than does the Company, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing the Company's Internet sites. If the Company is unable to continue to attract a significant number of Internet users to its Internet sites, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

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

           Competitive Factors. The Company believes that the competitive factors attracting Internet users include, among others, the quality of presentation and the relevance, timeliness, depth and breadth of information and services offered by the Company. With respect to attracting advertisers and advertising agencies, the Company believes that the competitive factors include, among others, the number of users accessing the Company's Internet sites, the demographics of such user base, the Company's ability to deliver targeted advertising and rich-media advertising through its Internet sites and the overall cost effectiveness and value of advertising offered by the Company. In addition, the success of the Company's business strategy depends on the sale of future Internet advertising at premium prices, based in part on the demographic characteristics of the Company's Internet users. With respect to attracting subscription-based users, the Company believes that the competitive factors include, among others, the quality, uniqueness and usefulness of the products and services provided, the price charged for such products and services and the cost and accessibility of similar products and services through the Internet or competing media. Given the intense competition among Internet sites and other media, there can be no assurance that the Company will be able to continue to compete successfully with respect to any of these factors.

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

           Uncertain Acceptance and Maintenance of the Go2Net Brand. The Company believes that maintaining and building the Go2Net brand is a critical aspect of its efforts to attract an Internet audience and that the importance of brand recognition will increase due to the anticipated increase in the number of Internet sites and the relatively low barriers to entry to providing Internet-based products and services. Promoting the Go2Net brand name will depend on the Company's continued ability to develop and deliver original and compelling Internet-based products and services, which it cannot assure. If Internet users do not continue to perceive the Company's Internet sites to be of sufficient interest and usefulness, the Company will be unsuccessful in promoting and maintaining its brand. To the extent the Company chooses in the future to seek to expand the focus of its operations beyond providing its current Internet sites, the Company risks diluting its brand, confusing users and advertisers, and decreasing the attractiveness of its audience to advertisers. In order to attract and retain Internet users and to promote and maintain the Go2Net brand in response to competitive pressures, the Company may find it necessary to increase its budget for developing its products and services or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among users. If the Company is unable to provide Internet-based products and services as described herein or otherwise fails to promote and maintain the Go2Net brand, or the Company incurs significant expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, financial condition and operating results will be materially adversely affected and the Company may cease to be a commercially viable enterprise.

           Expansion of Operations and Managing Potential Growth. Since its inception, the Company has grown rapidly and as of September 30, 1998 had 69 full-time employees and 10 independent contractors. This growth has placed, and is expected to continue to place, a significant strain on the Company's management, physical and capital resources. It is expected that the Company will need to hire additional key personnel in order to fully implement its business strategy. No assurance can be given as to whether, when, if ever, and under what terms the Company will be able to attract such new personnel. In order to manage such growth successfully, the Company will be required to, among other things, implement and manage its operational and financial systems on a timely basis and to train, manage and expand its growing employee base. Further, the Company's management will be required to successfully maintain relationships with various advertising customers, advertising agencies, other Internet sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing marketplace. There can be no assurance that the Company's current personnel, systems, procedures and quality and accounting controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage needed and qualified personnel, or that management will be able to identify and exploit existing and potential opportunities. If the Company is unable to effectively manage growth, the Company's business, financial condition and operating results will be materially adversely affected.

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

           Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services of Russell C. Horowitz, John Keister and the other members of its management team, as well as on the Company's ability to retain and motivate its officers and key employees. Each of Messrs. Horowitz and Keister has entered into employment agreements with the Company. The Company maintains a $5,000,000 "key man" life insurance policy on the life of Mr. Keister and a $10,000,000 "key man" life insurance policy on the life of Mr. Horowitz. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. The development of technologies, products and services for the Company's Internet sites requires the services of highly skilled employees and independent contractors. The number of such personnel available is extremely limited and competition for such personnel among Internet and other companies is intense. There can be no assurance that the Company will be able to retain its existing employees and independent contractors or that it will be able to attract, assimilate or retain sufficiently qualified personnel in the future. The inability to attract and retain the necessary technical, managerial, design, editorial, sales and marketing personnel could have a material adverse effect on the Company's business, financial condition and operating results.

           Dependence on Third Parties for Internet Operations and Content Development. The Company believes that the ability to advertise its Internet sites on other Internet sites and the willingness of the owners and operators of such sites to direct users to the Company's Internet sites through hypertext links are critical to the success of the Company's Internet operations. Other Internet sites, particularly search/index guides and other companies with strategic ability to direct user traffic, significantly affect traffic to the Company's Internet sites. There can be no assurance that the Company will establish or maintain such arrangements in the future. In addition, the Company relies on the cooperation of owners and operators of Internet sites and search/index guides in connection with the operation of the MetaCrawler Service. There can be no assurance that such cooperation will continue to be available on terms acceptable to the Company or at all. The inability of the Company to include third-party search/index guides in the MetaCrawler Service could result in the decrease in use of the MetaCrawler Service, which would have a material, adverse effect on the Company's business, financial condition and operating results. The Company's ability to develop original and compelling Internet-based products and services is also dependent on maintaining relationships with and using products provided by third-party vendors. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet sites. If the Company is unable to develop and maintain satisfactory, relationships with such third parties on terms acceptable to the Company, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected. In these efforts, the Company has relied, and will continue to rely substantially, on the product and service development efforts of third parties. For example, the Company relies on S&P Comstock, Dow Jones & Company. Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., News Alert, Junglee, Edgar Online, Reuters and Market Guide, Inc. to provide a significant portion of the information included on the Company's Internet sites. There can be no assurance the Company will maintain these relationships in the future. Any failure of these third parties to provide this information to the Company could have a material adverse effect on the Company's business, financial condition and operating results.

           Dependence on Continued Growth in the Use of the Internet. Rapid growth in the use of and interest in the Internet is a relatively new phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Revenues from the Company's Internet operations will depend largely on the continued acceptance and use of the Internet as a source of information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be universally accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary infrastructure, lack of timely development of enabling technologies or lack of commercial support for Internet-based ecommerce and advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect use of the Internet generally and of the Company's Internet sites in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, financial condition and operating results would be materially adversely affected.

           Dependence on the MetaCrawler License. The Company and Netbot entered into a License Agreement (the "MetaCrawler License Agreement") pursuant to which Netbot, Inc. ("Netbot") has granted the Company an exclusive (subject to certain limited exceptions), worldwide license to provide the MetaCrawler Service. Netbot was acquired by Excite, Inc. in November 1997. As part of the MetaCrawler License Agreement, the Company has the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). Netbot has licensed the MetaCrawler Service and the other intellectual property rights associated therewith from UW on an exclusive basis. The license has been granted to the Company by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service and the license is subject to the rights of UW to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the UW domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to the Company pursuant to the MetaCrawler License Agreement. A substantial portion of the traffic to the Company's Internet sites is currently derived from users of the MetaCrawler Service. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by the Company thereunder, the termination of the MetaCrawler License Agreement could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, the termination of the License Agreement between UW and Netbot relating to Netbot's license of the MetaCrawler Service would result in the inability of the Company to continue to provide the MetaCrawler Service under the MetaCrawler License Agreement, which could have a material adverse effect on the Company's business, financial condition and operating results. In addition, any failure by the Company to continue to provide the MetaCrawler Service for any reason could have a material adverse effect on the Company's business, financial condition and operating results.

           Risks of New Business Areas. The long-term success of the Company's business strategy will depend to a significant extent on the Company's ability to successfully diversify its revenue streams. The Company currently derives revenue from advertising, licensing, subscriptions and ecommerce. However, the company is largely dependent on advertising revenues, and continues to seek out ways to develop these other sources of revenue. This includes the investigation of new business areas. Expansion into new business areas and new Internet sites may bring the Company into direct competition with new competitors. Any expansion of product offerings or operations, or new Internet sites developed and launched by the Company that are not favorably received by Internet users could damage the Company's reputation or the go2net brand. Expansion into new business areas or the development and launching of new Internet sites will also require significant additional expenses and programming and other resources and will strain the Company's management, financial and operational resources. Furthermore, any expansion of business areas and the developing and launching of new Internet sites, as well as the enhancement of the Company's existing Internet sites, will necessarily rely on untested business models. To date, the Company has generated revenues primarily from Internet-based advertising, and there can be no assurance that the Company will be able to generate substantial advertising revenues in the future. The Company's failure to expand its business operations or develop and launch new Internet sites in a cost effective and timely manner could have a material adverse effect on the Company's business, financial condition and operating results.

           From time to time, the Company may entertain new business opportunities and ventures in a broad range of areas. For example, the Company has acquired Silicon Investor and Hypermart. Typically, such opportunities require extended negotiations, the outcome of which cannot be predicted. If the Company were to enter into such a venture, the Company could be required to invest a substantial amount of capital, which could have a material adverse effect on the Company's financial condition and its ability to implement its existing business strategy. Such an investment could also result in large and prolonged operating losses for the Company. Further, such negotiations or ventures could place additional, substantial burdens on the Company's management personnel and its financial and operational systems. There can be no assurance that such a venture would ever achieve profitability, and a failure by the Company to recover the substantial investment required to launch and operate such a venture would have a material adverse effect on the Company's business, financial condition and operating results.

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

           Liability for Information Retrieved From the Internet. Materials may be printed from or downloaded into users' computers from the Internet-based services provided by the Company or from the Internet access or information providers with whom the Company has a relationship. Given that materials may be subsequently distributed to third parties, without the Company's knowledge or consent, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought, and successfully pressed, against Internet-based services in the past. Although the Company carries liability insurance, the Company's insurance may not cover potential claims of this type, or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would have a material adverse effect on the Company's business, financial condition and operating results.

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

           Dependence on Licensed Technology; Protection of Intellectual Property. The Company is dependent upon obtaining existing technology related to its operations. To the extent new technological developments are unavailable to the Company on terms acceptable to it or if at all, the Company may be unable to continue to execute its business plan and its business, financial condition and operating results would be materially adversely affected. The success of the Company is dependent upon its ability to protect and leverage the value of its original Internet technologies, software, content and its trademarks, trade names, service marks, domain names and other proprietary rights it either currently has or may have in the future. The Company has filed service marks for its logo and name, as well as for the names of each of its sites. In addition, given the uncertain application of existing copyright and trademark laws to the Internet, there can be no assurance that existing laws will provide adequate protection for the Company's technologies, sites or domain names. Policing unauthorized use of the Company's technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given, among other things, the global nature of the Internet. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property of third parties by the Company or its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition and operating results.

           Risks Associated with Potential Acquisitions and Investments. The Company has, and may in the future, pursue acquisitions of companies, technologies or assets that complement the Company's business. For example, the Company has recently acquired Silicon Investor and Hypermart. There can be no assurance that the Company will be able to identify additional suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into the Company's operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which the Company has little or no experience. Problems with an acquired business could have a material adverse effect on the performance of the Company as a whole. The Company has, and may in the future, make investments in companies involved in the development of technologies or services that are complementary or related to the Company's operations.

           The acquisitions of Silicon Investor and Hypermart involve a number of risks which could adversely affect the Company's business, results of operations and financial condition. For example, the assimilation of the operations of Silicon Investor and Hypermart with the Company's operations will require, among other things, the integration of Web sites and services, coordination of research and development and sales and marketing efforts of the sites and services. Also, the assumption of liabilities and costs associated with the relocation of employees, as well as the distraction of the Company's management from the day-to-day business of the Company could adversely affect the Company's business or results of operations. There can be no assurance that any future acquisition, if consummated, would not have a material adverse effect on the Company's business, results of operations and financial condition.

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

           Volatility of Stock Price. The price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors such as quarterly variations in results of operations, announcements of new technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's Common Stock, regardless of the Company's operating performance.

           Year 2000 Compliance. The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has completed its review of the potential impact of year 2000 issues and does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. Failure of the Company or its software providers to adequately address the Year 2000 issue could result in misstatement of reported financial information or otherwise adversely affect the Company's business operations.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference from the section labeled "Liquidity and Capital Resources" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Go2Net, Inc.

We have audited the accompanying balance sheets of Go2Net, Inc. as of September 30, 1998 and 1997 and the related statements of operations, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the management of Go2Net, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go2Net, Inc. at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

Seattle, Washington                                         Ernst & Young LLP
November 9, 1998

                                  GO2NET, INC.

                                 BALANCE SHEETS

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1998            1997
                                                             -------------   -------------
ASSETS

Current assets:
  Cash and cash equivalents ................................ $    470,742    $ 10,926,781
  Marketable securities ....................................    7,944,249              --
  Receivables, net .........................................    1,043,295          99,031
  Prepaid expenses and other assets ........................      312,579         152,479
                                                             ------------    ------------
          Total current assets .............................    9,770,865      11,178,291

Property and equipment, net ................................    1,220,599         621,986
Intangibles and other assets ...............................       42,748         703,423
Deposits ...................................................      300,000         307,365
                                                             ------------    ------------
          Total assets ..................................... $ 11,334,212    $ 12,811,065
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ................... $    527,455    $    151,920
   Accrued compensation and benefits .......................      123,775              --
   Notes payable to stockholders ...........................           --         130,081
   Short term debt .........................................       90,616          34,580
   Deferred revenue ........................................      302,798          20,637
                                                             ------------    ------------
          Total current liabilities ........................    1,044,644         337,218

Commitments ................................................           --              --

Stockholders' equity:
  Common stock, $0.01 par value, authorized 50,000,000
    shares;  5,939,232 shares at September 30, 1998 and
    5,739,110 shares at September 30, 1997 outstanding .....   14,928,832      14,741,986
  Accumulated deficit ......................................   (4,639,264)     (2,268,139)
                                                             ------------    ------------
          Total stockholders' equity .......................   10,289,568      12,473,847
                                                             ------------    ------------

          Total liabilities and stockholders' equity ....... $ 11,334,212    $ 12,811,065
                                                             ============    ============






                             See accompanying notes.

                                  GO2NET, INC.

                            STATEMENTS OF OPERATIONS


                                                       YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                          1998               1997               1996
                                                     -------------      -------------      -------------

Revenue ..........................................    $ 4,830,882        $   528,595        $     8,000
Cost of revenue ..................................      1,803,895            228,597              7,000
                                                      -----------        -----------        -----------
          Gross profit ...........................      3,026,987            299,998              1,000


Operating expenses:
  Sales and marketing ............................      1,281,312            102,042             14,255
  Product development ............................      1,124,623            612,923            163,408
  General and administrative .....................      2,066,962          1,602,791            329,594
  Merger and acquisition related costs ...........      1,035,494                 --                 --
  Impairment loss ................................        398,126                 --                 --
                                                      -----------        -----------        -----------


          Total operating expenses ...............      5,906,517          2,317,756            507,257
                                                      -----------        -----------        -----------


Loss from operations .............................     (2,879,530)        (2,017,758)          (506,257)

Interest income, net .............................        508,405            261,511             11,818
                                                      -----------        -----------        -----------

Net loss .........................................    $(2,371,125)       $(1,756,247)       $  (494,439)
                                                      ===========        ===========        ===========

Net loss per share ...............................    $     (0.41)       $     (0.39)       $     (0.38)

Shares used in computing basic and diluted
  net loss per share .............................      5,781,937          4,518,390          1,318,299






                             See accompanying notes.

                                  GO2NET, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      CUMULATIVE REDEEMABL
                                      CONVERTIBLE PREFERRED        COMMON STOCK         SUBSCRIPTION                    TOTAL
                                      ---------------------  -------------------------     NOTES      ACCUMULATED   STOCKHOLDERS'
                                       SHARES      AMOUNT       SHARES       AMOUNT      RECEIVABLE     DEFICIT        EQUITY
                                      --------  -----------  -----------  ------------  ------------  -----------   -------------

Balance at October 1, 1995                   -  $         -    1,195,716  $     58,636    $      -    $   (17,453)  $     41,183

Sale of common stock                         -            -    1,426,981        44,828           -              -         44,828

Issuance of common stock at
no cost                                      -            -      229,100             -           -              -              -

Sale of preferred stock                927,500    1,505,000            -             -     (80,000)             -      1,425,000

Capital contribution by
certain stockholders                         -            -            -        81,364           -              -         81,364

Net loss                                     -            -            -             -           -       (494,439)      (494,439)
                                      --------  -----------  -----------  ------------    --------    -----------   ------------

Balance at September 30, 1996          927,500    1,505,000    2,851,797       184,828     (80,000)      (511,892)     1,097,936

Payment of note receivable                   -            -            -             -      80,000              -         80,000

Issuance of common stock at
no cost                                      -            -       35,500             -           -              -              -
Conversion of preferred stock         (927,500)  (1,505,000)     927,500     1,505,000           -              -              -

Sale of common stock/exercise
of stock options                             -            -       76,196       150,500           -              -        150,500

Repurchase of common stock                   -            -      (13,550)         (556)          -              -           (556)

Issuance of common stock for
services rendered                            -            -        5,000        28,000           -              -         28,000

Issuance of common stock, net
of  related expenses of $1,930,788           -            -    1,840,000     12,789,21           -              -     12,789,212

Common stock issued in
connection with acquisition
of license                                   -            -       16,667        85,002           -              -         85,002

Net loss                                     -            -            -             -           -     (1,756,247)    (1,756,247)
                                      --------  -----------  -----------  ------------    --------    -----------   ------------

Balance at September 30, 1997                -            -    5,739,110    14,741,986           -     (2,268,139)    12,473,847

Repurchase of common Stock                   -            -       (6,000)          (60)          -              -            (60)

Issuance of common stock for
services rendered                            -            -        1,000         7,875           -              -          7,875

Exercise of stock options and
warrants                                     -            -       47,623       123,889           -              -        123,889

Issuance of common stock to
HyperMart founders                           -            -      157,499        55,142           -              -         55,142

Net loss                                     -            -            -             -           -     (2,371,125)    (2,371,125)
                                      --------  -----------  -----------  ------------    --------    -----------   ------------

Balance at September 30, 1998                -  $         -    5,939,232  $ 14,928,832    $      -    $(4,639,264)  $ 10,289,568
                                      ========  ===========  ===========  ============    ========    ===========   ============










                             See accompanying notes.

                                  GO2NET, INC.
                            STATEMENTS OF CASH FLOWS


                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                     -------------       -------------       -------------
                                                         1998                1997                1996
                                                         ----                ----                ----

Operating activities:
  Net loss ........................................  $ (2,371,125)       $ (1,756,247)       $  (494,439)

Adjustments to reconcile net loss to net cash
used in operating activities:
 Depreciation and amortization ....................       764,760             183,263             32,911
 Writedown of intangibles .........................       398,126                  --                 --
 Stock compensation ...............................        11,365              28,000                 --
 Loss on sale of equipment ........................        10,580               5,080                 --

 Changes in assets and liabilities:
   Prepaid expenses and other assets ..............      (160,100)           (136,898)            (8,216)
   Receivables ....................................      (944,264)            (99,031)                --
   Deposits and other assets ......................       (36,767)           (320,696)           (14,359)
   Deferred revenue ...............................       282,161              20,637                 --
   Accounts payable ...............................       499,310              82,626             69,294
                                                     ------------        ------------        -----------

Net cash used in operating activities .............    (1,545,954)         (1,993,266)          (414,809)

Investing activities:
  Purchase of marketable securities ...............   (28,685,810)                 --                 --
  Sales and maturities of marketable securities ...    20,741,561                  --                 --
  Acquisition of property and equipment ...........    (1,068,771)           (481,463)          (262,978)
  Proceeds from sale of property and equipment ....         1,500               5,494                 --
  Cash received in merger .........................        55,141                  --                 --
  Acquisition of intangibles ......................            --            (661,204)                --
                                                     ------------        ------------        -----------

Net cash used in investing activities .............    (8,956,379)         (1,137,173)          (262,978)

Financing activities:
  Proceeds from issuance of common stock, net .....       120,399          12,939,712             44,828
  Repurchase of common stock ......................           (60)               (556)                --
  Capital contribution by stockholder .............            --                  --             81,364
  Proceeds from stockholder notes .................            --                  --             72,543
  Payment on stockholder notes ....................      (130,081)                 --            (89,151)
  Borrowings on line of credit ....................       200,000             500,000                 --
  Payments on line of credit ......................      (200,000)           (500,000)                --
  Short term borrowings ...........................       152,578             223,041            350,027
  Payments on short term borrowings ...............       (96,542)           (391,801)                --
  Proceeds from issuance of preferred stock .......            --                  --          1,425,000
  Proceeds from note receivable ...................            --              80,000                 --
                                                     ------------        ------------        -----------

Net cash provided by financing activities .........        46,294          12,850,396          1,884,611
                                                     ------------        ------------        -----------

Increase (decrease) in cash and cash equivalents ..   (10,456,039)          9,719,957          1,206,824

Cash and cash equivalents at beginning of
  period ..........................................    10,926,781           1,206,824                 --
                                                     ------------        ------------        -----------

Cash and cash equivalents at end of period ........  $    470,742        $ 10,926,781        $ 1,206,824
                                                     ============        ============        ===========

Supplemental cashflow disclosure:
  Cash paid for interest ..........................  $      5,961        $     11,692        $     2,204






                             See accompanying notes.

                                  GO2NET, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Go2Net, Inc. ("The Company") (http://www.go2net.com) offers a network of technology and community-driven Web sites focused on the following categories: personal finance, search, commerce, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net), the Web's leading provider of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; and PlaySite (http://www.playsite.com), a Java-based multiplayer online games site.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

The Company classifies its marketable securities as available for sale. At September 30, 1998 the difference between fair market value and cost was immaterial, accordingly, unrealized gains and losses on these securities have not been reflected in the accompanying financial statements. The cost of securities sold is based on specific identification.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years.

INTANGIBLE ASSETS

Intangible assets consist primarily of the costs associated with acquired and licensed technology and are recorded at cost. Amortization of intangibles is recorded using the straight-line method over the shorter of useful lives, generally 3 years, or the term of the agreement. The recoverability of carrying values of intangible assets is evaluated on a recurring basis and adjustments, if any, are made at that time.

CONCENTRATION OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations. Direct write-offs of account receivable were $68,935 for the year ended September 30, 1998. There were no direct write-offs of account receivable for the years ended September 30, 1997 and 1996, respectively. No single customer accounted for greater than 10% of total revenues during the years ended September 30, 1998, 1997 and 1996.

USE OF ESTIMATES

The Company's management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


REVENUE RECOGNITION

The Company derives its revenue from the sale of advertisements on short-term contracts. Advertising revenues are recognized ratably over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts. Barter transactions are recorded at the lower of the estimated fair value of advertisements received or the estimated fair value of the advertisements given. Barter revenue and the related advertising is recorded based on impressions delivered and received with the difference recorded as an advance or prepaid. Barter revenue was immaterial for the years ending September 30, 1998 and 1996 and represented $163,390 of revenue for the year ended September 30, 1997.

ADVERTISING AND MARKETING EXPENSE

The Company expenses costs associated with advertising and marketing as they are incurred. Advertising expense was $99,079, $9,717, and $1,730 for 1998, 1997 and 1996, respectively.

NET LOSS PER SHARE

The Company recognizes earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. The Company has excluded all convertible preferred stock, warrants and employee stock options from the computation of basic and diluted earnings per share because all such securities are anti-dilutive for all periods presented. As a result, diluted loss per share is the same as basic loss per share, and has not been presented separately. The computation of basic and diluted earnings per share is set forth in the statement of operations.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price generally equal to the fair value of the shares at the date of grant. The Company has elected to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", and accordingly accounts for stock options grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Generally, the Company recognizes no compensation expense for its stock option grants when the exercise price is equal to the fair value of the shares at the grant date.

RECLASSIFICATIONS

Certain balances have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company expects to adopt SFAS 130 for the year ending September 30, 1999. The adoption of this new accounting standard is not expected to have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


services, major customers, and the material countries in which the entity holds assets and reports revenue.

This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The Company expects to adopt SFAS 131 for the year ending September 30, 1999. The adoption of this new accounting standard is not expected to have a material effect on the Company's financial statements.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective October 1, 1998. The adoption SOP 98-1 is not expected to have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company currently expects to adopt SFAS 133 for the year ending September 30, 1999. Management has determined there will be no material impact on its financial statements resulting from the adoption of SFAS 133 because the Company currently does not use derivative instruments.

2.  BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

The carrying value of cash and cash equivalents consisted of:

                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                1998             1997
                                            -------------    -------------

  Cash.....................................   $470,742        $   120,915
  Money market and time deposit balances...          -         10,805,866
                                              --------        -----------
  Cash and cash equivalents................   $470,742        $10,926,781
                                              ========        ===========

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The carrying value of the Company's cash equivalents approximate their fair values based on quoted market prices.

MARKETABLE SECURITIES

All available-for-sale investments generally mature in one year or less.


                               SEPTEMBER 30, 1998

                                      Gross
                                   Unrealized
                     Historical      Holding
                        Cost       Gain/(Loss)    Fair Value
                     ----------    -----------    ----------

Municipal Bonds      $6,700,000      $2,357       $6,702,357
Corporate Bonds       1,244,249       6,668        1,250,917
                     ----------      ------       ----------

Total                $7,944,249      $9,025       $7,953,274
                     ==========      ======       ==========

There were no realized gains or losses from sales of securities in the periods presented.

RECEIVABLES

A summary of receivable reserves is as follows.

                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1998           1997             1996
                                         -------------   -------------   -------------
Accounts receivable....................   $1,150,758        $99,031          $ --
Less allowance for doubtful accounts...     (107,463)           (--)          (--)
                                          ----------        -------          ----
Net accounts receivable................   $1,043,295        $99,031          $ --
                                          ==========        =======          ====



Provisions for doubtful accounts were $176,737, $0 and $0 for the years ended September 30, 1998, 1997 and 1996, respectively.

PROPERTY AND EQUIPMENT

A summary of property and equipment follows:

                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  1998              1997
                                              -------------    -------------

  Computer equipment....................       $1,460,888       $ 718,034
  Office equipment......................           59,095          25,100
  Leasehold improvements................           40,129          27,540
  Software..............................          259,939              --
                                               ----------       ---------
                                                1,820,051         770,674
  Less accumulated depreciation                  (599,452)       (148,688)
                                               ----------       ---------
                                               $1,220,599       $ 621,986
                                               ==========       =========

Depreciation expense was $464,359 and $125,164 and $32,911 for the periods ended September 30, 1998, 1997 and 1996, respectively.

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


INTANGIBLES

A summary of intangibles follows:

                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                 1998              1997
                                             ------------      -------------

   License fees.............................   $     --          $746,206
   Trademarks and other assets..............     59,448            21,595
                                               --------          --------
                                                 59,448           767,801
   Less accumulated amortization                (16,700)          (64,378)
                                               --------          --------
                                               $ 42,748          $703,423
                                               ========          ========

Amortization expense was $300,401 and $62,884 and $1,404 for the periods ended September 30, 1998, 1997 and 1996, respectively.

The Company recognized a charge of $398,126 in 1998 to reflect permanent impairment in the Company's original investment in certain technology licenses for which the Company no longer uses the acquired product code. These technology licenses were included as intangible assets. This charge is disclosed as an impairment loss in the statement of operations for 1998.

3.  INCOME TAXES

As of September 30, 1998 and September 30, 1997, the Company had approximately $2,892,000 and $2,259,000, respectively, of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2011. Utilization of the Company's net operating loss carry forwards may be subject to annual limitations if there is deemed to be a change in control (Section 382).

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                       1998            1997
                                                  -------------    -------------
    Depreciation and amortization.........         $    70,999       $  (7,606)
    Net operating loss carryforwards......             983,358         767,976
    Accruals, reserves and other..........              21,010              --
                                                   -----------       ---------
                                                     1,075,367         760,370
    Less valuation allowance..............          (1,075,367)       (760,370)
                                                   -----------       ---------
                                                   $        --       $      --
                                                   ===========       =========


4.  STOCKHOLDERS' EQUITY

9% Cumulative Convertible Redeemable Preferred Stock

In November 1996, the holders of all outstanding shares of Preferred Stock converted their Preferred Stock into 927,500 shares of common stock.

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Common Stock

The Company has the right, at any time after termination of certain employees' and independent contractors' employment or service, to repurchase certain common shares at the price per share paid by the employee or independent contractor. The Company's right to repurchase lapses with respect to the shares held by the employees and independent contractors over varying periods of time but generally within three years of the purchase or issuance date. There were 10,500 shares of common stock subject to repurchase by the Company at September 30, 1998.

In 1998, the Company issued 1,000 shares to an employee with a fair market value of $7.875 per share. In 1997, the Company issued 5,000 shares to an employee with a fair market value of $5.60 per share. Compensation expense of $7,875 and $28,000 associated with these grants was recorded during the year ended September 30, 1998 and 1997, respectively.

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

5.  STOCK OPTION PLAN

In 1996, the Board of Directors adopted a Stock Option Plan under which an aggregate of 750,000 shares of common stock were reserved for grants to employees and members of the Board of Directors and independent contractors. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator. During 1998, the Company authorized an additional 1,750,000 shares of common stock under the Plan.

The Compensation Committee of the Board of Directors determines the option price for stock options granted under the Stock Option Plan. Incentive stock options may be granted at not less than 100% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for incentive options granted to a person owning greater than 10% of the total combined voting power of all classes of the Company's stock, for which the exercise price of the options must be not less than 110% of the fair market value. Options generally have a term of 6 years and which generally vest annually over a three to four year period. Stock options exercised, granted and canceled during periods ended September 30, 1998, 1997 and 1996, are as follows:

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                                       OPTIONS        WEIGHTED
                                      SHARES        OUTSTANDING        AVERAGE
                                    AVAILABLE         NUMBER OF       EXERCISE
                                    FOR GRANT          SHARES           PRICE
                                   ----------       -----------       --------
Initial Shares Authorized ......      750,000
Options Granted ................      (79,500)           79,500        $ 8.00
Options Exercised ..............           --                --            --
Options Cancelled ..............           --                --            --
                                   ----------        ----------        ------
Balance at September 30, 1996 ..      670,500            79,500        $ 8.00


Options Granted ................     (600,646)          600,646        $ 7.55
Options Exercised ..............           --            (1,196)       $  .05
Options Cancelled ..............       68,177           (68,177)       $ 6.27
                                   ----------        ----------        ------
Balance at September 30, 1997 ..      138,031           610,773        $ 7.73
Shares Authorized ..............    1,750,000
Options Granted ................   (1,334,600)        1,334,600        $18.73
Options Exercised ..............           --           (24,833)       $ 8.30
Options Cancelled ..............       42,833           (42,833)       $ 8.25
                                   ----------        ----------        ------
Balance at September 30, 1998 ..      596,264         1,877,707        $15.63
                                   ==========        ==========        ======

Options exercisable as of September 30, 1998 and 1997 were 449,645 and 422,659 at weighted average exercise prices of $8.26 and $6.35 per share, respectively. The weighted average remaining contractual life of the outstanding options at September 30, 1998 and 1997 was 4.37 years and 6.43 years, respectively.

Pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions on the option grant date:

                                                  YEARS ENDED
                                               ----------------
                                                1998      1997
                                               ------     -----
       Average risk-free interest rate          5.59%     6.39%
       Average expected life (in years)         4.00      2.37
       Dividend yield                              0%        0%
       Expected volatility                     .9169      .548

                                  GO2NET, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Under 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period.)

                                      SEPTEMBER 30,     SEPTEMBER 30,
                                           1998             1997
                                      -------------     -------------
  Net loss:
        As reported.................  $(2,371,125)      $(1,756,247)
        Pro forma...................  $(5,350,384)      $(2,294,366)

  Net loss per share:
        As reported.................  $      (.41)      $      (.39)
        Pro forma...................  $      (.93)      $      (.51)

The Statement 123 pro forma disclosures above are not necessarily indicative of future pro forma disclosures because of the manner in which Statement 123 calculations are phased in over time.

The following table summarizes information about fixed stock options outstanding at September 30, 1998:

                          OPTIONS OUTSTANDING    WEIGHTED AVERAGE EXERCISE PRICE
                          -------------------    -------------------------------

Beginning Outstanding           610,773                     $ 7.73
Granted:
Price=Market Value             1,334,600                    $18.73
Exercised                       (24,833)                    $ 8.30
Cancelled                       (42,833)                    $ 8.25
                                --------
Ending Outstanding             1,877,707                    $15.63
                               =========

Exercisable as of
September 30, 1998               449,645                    $ 8.26


                              Options Outstanding                Options Exercisable
                    ---------------------------------------   ------------------------
                                      Weighted
                                       Average     Weighted                   Weighted
                        Number        Remaining    Average        Number       Average
Range of Exercise   Outstanding as   Contractual   Exercise    Exercisable    Exercise
     Prices           of 9/30/98         Life        Price    as of 9/30/98    Price
-----------------   --------------   -----------   --------   -------------   --------

  $ 0.42-$ 7.75           48,707         5.19       $ 5.53         9,479       $ 2.69
  $ 8.00-$10.75          872,000         4.26       $ 8.31       425,166       $ 8.01
  $15.00-$18.75          331,500         5.55       $18.51        15,000       $18.75
  $19.75-$28.00          625,500         5.77       $25.08             0       $ 0.00
                       ---------                                 -------
  $ .042-$28.00        1,877,707         5.02       $15.63       449,645       $ 8.26
                       =========                                 =======

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.  COMMITMENTS

The Company has several noncancelable leases for its administrative facilities and sales offices. Rental expense from these leases amounted to approximately $303,567 and $176,134 and $48,566 for the years ended September 30, 1998, 1997 and 1996, respectively.

Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at September 30, 1998:

       1999..........................................  $  427,669
       2000..........................................     433,586
       2001..........................................     435,613
       2002..........................................     384,619
       2003..........................................     358,075
       Thereafter....................................       3,974
                                                       ----------
       Total Minimum Lease Payments..................  $2,043,536
                                                       ==========

7.  REVOLVING CREDIT AGREEMENT

On December 12, 1997, the Company entered into a revolving credit agreement with a bank that provides for the Company to borrow up to $1,000,000 at the bank's prime lending rate (8.0% per annum as of September 30, 1998) and all amounts outstanding under the agreement are due by February 13, 1999. No amounts were outstanding under the line of credit at September 30, 1998.

8.  MERGERS

HYPERMART, INC.

On August 3, 1998, pursuant to an Agreement and Plan of Merger, dated as of August 3, 1998, by and among the Company, HyperMart, Inc. and certain shareholders of HyperMart, the Company exchanged all of the outstanding capital stock of HyperMart for 157,499 shares of common stock of the Company. HyperMart (URL: HTTP://WWW.HYPERMART.COM) operates a Web site focused on providing free Web hosting for businesses.

In connection with the merger, the Company incurred $319,512 in merger-related expenses primarily for legal and other professional fees.

Separate results for the combined entities for the period ended August 3, 1998 are as follows. HyperMart did not have any activity in 1997.


                                         FOR THE PERIOD
                                         FROM OCTOBER 1,
                                        1997 TO AUGUST 3,
                                              1998
                                        -----------------

           Revenues:
               Go2Net                      $ 4,723,030
               HyperMart                       107,852
                                           -----------
                                           $ 4,830,882
                                           ===========

           Net Income/(Loss):
               Go2Net                      $(2,350,886)
               HyperMart                       (20,239)
                                           -----------

                                           $(2,371,125)
                                           ===========


There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

                                  GO2NET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


SILICON INVESTOR, INC.

On June 23, 1998, the Company acquired all of the issued and outstanding capital stock of Silicon Investor Inc., which began operations in April 1995, in exchange for 1,238,043 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Silicon Investor, of which 11,957 are exercisable. This acquisition was accounted for as a pooling of interests.

In connection with the merger, the Company incurred approximately $715,982 in merger-related expenses primarily for legal and other professional fees in the third quarter of 1998.

Separate results for the combined entities for the approximate nine-month period ended June 23, 1998 are as follows.


                                     FOR THE PERIOD
                                     FROM OCTOBER 1,
                                         1997 TO
                                      JUNE 23, 1998
                                     ---------------

Revenues:
    go2net                             $ 1,812,238
    Silicon Investor                     1,063,402
                                       -----------
                                         2,875,640
                                       ===========
Net Income/(Loss):
    go2net                             $(2,472,524)
    Silicon Investor                       290,366
                                       -----------
                                       $(2,182,158)
                                       ===========

There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

9. SUBSEQUENT EVENTS

On November 3, 1998, the Company purchased 13,158 shares of Series D Preferred Stock of Conducent Technologies, Inc. ("Conducent") valued at $250,000. The investment, carried at cost, represents an approximate 1.3% stake in Conducent on a fully diluted basis. Conducent is the owner of the AdGateway service, a leading provider of software advertising solutions. Go2Net has partnered with Conducent on a number of strategic initiatives, including ad sales and software distribution from Go2Net's StockSite. The CEO of Conducent is a member of the Board of Directors of Go2Net, Inc.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

           In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on March 8, 1999. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

           (a)       Financial Statements and Schedules

           PART I.                                                  FINANCIAL INFORMATION     PAGE

           Item 1................................................
           Report of Ernst & Young LLP, Independent Auditors.....   30
           Financial Statements:
                Balance Sheets...................................   31
                Statements of Operations.........................   32
                Statements of Stockholders' Equity...............   33
                Statements of Cash Flows.........................   34
                Notes to Financial Statements....................   35

           PART II...............................................   FINANCIAL STATEMENTS SCHEDULE

           All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

           (b)       Reports on Form 8-K

           Form 8-K was filed by the Company on July 6, 1998 with respect to the acquisition of Silicon Investor, Inc. Form 8-K/A was filed by the Company on August 13, 1998with respect to the acquisition of Silicon Investor, Inc.

           (c)       List of Exhibits

Exhibit
   No.                                Title
-------                               -----

3.2*        Restated Certificate of Incorporation of the Company.
3.3*        Amended and Restated Bylaws of the Company.
4.1*        Specimen stock certificate representing the shares of Common Stock.
10.1*       Form of Preferred Stock Subscription Agreement.
10.2*       Employment Agreement, dated March 1, 1996, between the Company and
            Russell C. Horowitz.
10.3*       Employment Agreement, dated March 1, 1996, between the Company and
            John Keister.
10.4*       Promissory Note, dated November 20, 1996, in the aggregate principal amount of $500,000 made by the Company and payable to US Bank of
            Washington.
10.5*       Commercial Guaranty of Russell C. Horowitz, dated November 20, 1996, guaranteeing all amounts due under the $500,000 Line of Credit between the Company and US Bank of Washington.
10.6**      Sublease Agreement, dated March 18, 1997, between the Company and
            Wells Fargo Bank, N.A.
10.7*       Go2Net, Inc. 1996 Stock Option Plan.
10.8*       License Agreement dated as of January 31, 1997 between Netbot, Inc.
            and the Company.
10.9*       Subscription Agreement dated as of August 7, 1996 between Sports
            Ticker Enterprises, L.P. and the Company.
10.10*      S&P Comstock Information Distribution License Agreement dated as of
            August 16, 1996 between S&P Comstock, Inc. and the Company.
10.11*      Distributor Agreement dated as of September 6, 1996 between Comtex
            Scientific Corporation and the Company.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
27.1        Financial Data Schedule.



-----------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-19051).

** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Go2Net, Inc.



                                By: /s/ Russell C. Horowitz
                                    --------------------------------------------
                                    Name:  Russell C. Horowitz
                                    Title: President and Chief Executive Officer

Date: December 29, 1998

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----

/s/ Russell C. Horowitz      President, Chief Executive        December 29, 1998
--------------------------   Officer, Chief Financial
Russell C. Horowitz          Officer and Director
                             (principal executive,
                             financial and accounting
                             officer)


/s/ John Keister             Chief Operating Officer           December 29, 1998
--------------------------   and Director
John Keister


/s/ Dennis Cline             Director                          December 29, 1998
--------------------------
Dennis Cline


/s/ Michael J. Riccio Jr.    Director                          December 29, 1998
--------------------------
Michael J. Riccio, Jr.


/s/ Martin L. Schoffstall    Director                          December 29, 1998
--------------------------
Martin L. Schoffstall


/s/ Oren Etzioni             Chief Scientist and Director      December 29, 1998
--------------------------
Oren Etzioni