Form 10-Q
period 1998-12-31
GO2NET INC
filed 1999-02-16
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             91-1710182
-------------------------------                           ----------------------
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

                               (1)     Yes   X             No
                                           ------             -----


As of February 12, 1999, there were 6,344,468 shares of the Registrant's common stock outstanding.

                                                                          PAGE
PART I                  FINANCIAL INFORMATION                             NUMBER

ITEM 1:        Financial Statements

               Condensed Balance Sheets as of December 31, 1998
                        and September 30, 1998..............................   3
               Condensed Statements of Operations for the three
                        months ended December 31, 1998 and 1997.............   4
               Condensed Statements of Cash Flows for the three
                        months ended December 31, 1998 and 1997.............   5
               Notes to Financial Statements................................   6

ITEM 2:        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................   8

PART II                 OTHER INFORMATION

ITEM 1:        Legal Proceedings............................................  13

ITEM 2:        Changes in Securities........................................  13

ITEM 3:        Defaults Upon Senior Securities..............................  13

ITEM 4:        Submission of Matters to a Vote of Security Shareholders.....  13

ITEM 5:        Other Information............................................  13

ITEM 6:        Exhibits and Reports on Form 8-K.............................  13

               SIGNATURES...................................................  14

Exhibit 27     Financial Data Schedule......................................  15

                                  Go2Net, Inc.

                            CONDENSED BALANCE SHEETS



                                                                                  December 31,      September 30,
                                                                                      1998              1998
                                                                                  ------------      -------------
                                                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ...............................................       $ 1,181,029        $   941,351
  Short-term investments ..................................................         7,794,248          7,944,249
  Receivables, net ........................................................         1,911,367          1,402,341
  Prepaid expenses ........................................................           517,710            493,916
                                                                                  -----------        -----------
     Total current assets .................................................        11,404,354         10,781,857

Property and equipment, net ...............................................         1,231,256          1,315,168
Other assets ..............................................................           222,954            135,164
Long-term investments .....................................................           249,983               --
Deposits ..................................................................           253,017            303,017
                                                                                  -----------        -----------

     Total assets .........................................................       $13,361,564        $12,535,206
                                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ...................................       $ 1,242,939        $   770,387
  Accrued compensation and benefits .......................................           340,610            269,240
   Short term debt ........................................................            52,344             90,616
   Deferred revenue .......................................................         1,263,571            503,798
                                                                                  -----------        -----------
     Total current liabilities ............................................         2,899,464          1,634,041

Shareholders' equity:

  Common stock, $0.01 par value, authorized 50,000,000 shares; 6,312,577 at
     December 31, 1998 and 6,275,177 shares at September 30, 1998 .........        15,696,195         15,347,048
  Accumulated deficit .....................................................        (5,234,095)        (4,445,883)
                                                                                  -----------        -----------
     Total shareholders' equity ...........................................        10,462,100         10,901,165
                                                                                  -----------        -----------

     Total liabilities and shareholders' equity ...........................       $13,361,564        $12,535,206
                                                                                  ===========        ===========














                  See notes to condensed financial statements.

                                  Go2Net, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended     Three Months Ended
                                                December 31, 1998      December 31, 1997
                                               ------------------     ------------------

Revenue .....................................       $2,600,040            $1,109,889
 Cost of revenue ............................          688,092               348,604
                                                    ----------            ----------
 Gross profit ...............................        1,911,948               761,285

Operating expenses:
      Sales and marketing ...................          920,883               444,995
      Product development ...................          394,926               302,239
      General and administrative ............          733,561               376,205
      Merger and acquisition related costs ..          650,257                    --
      Stock compensation ....................           70,947                35,474
                                                    ----------            ----------
Total operating expenses ....................        2,770,574             1,158,913

Loss from operations ........................         (858,626)             (397,628)
Interest income, net ........................          115,772               124,905
                                                    ----------            ----------
Net loss ....................................       $ (742,854)           $ (272,723)
                                                    ==========            ==========
Basic and diluted net loss per share (Note 2)       $     (.12)           $     (.04)
                                                    ==========            ==========
Number of shares used in computing basic and
diluted net loss per share ..................        6,312,577             6,070,702



















                  See notes to condensed financial statements.

                                  Go2Net, Inc.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                 Three Months         Three Months
                                                    Ended                Ended
                                                 December 31,         December 31,
                                                 ------------         ------------
                                                     1998                 1997
                                                 ------------         ------------

Operating activities:
  Net loss .................................     $  (742,854)         $  (272,723)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization ........         173,782              161,196
      Stock Compensation ...................          70,947               35,474
  Changes in working capital: ..............                                   --
    Receivables ............................        (567,026)            (266,818)
    Prepaid expenses and other assets ......         (45,268)              29,646
    Deposits ...............................         (69,491)              (1,003)
    Deferred revenue .......................         817,774              124,353
    Accounts payable and accrued expenses ..         520,838               10,528
                                                 -----------          -----------
Net cash used in operating activities ......         158,702             (179,347)
                                                 -----------          -----------
Investing activities:
  Purchases of investments .................      (1,500,000)                  --
  Sales and maturities of investments ......       1,700,000                   --
  Investment in affiliates .................        (249,983)
  Acquisition of property and equipment ....         (86,694)            (298,620)
                                                 -----------          -----------
Net cash used in investing activities ......        (136,677)            (298,620)
                                                 -----------          -----------
Financing activities:
   Proceeds from exercise of stock options           255,925                   --
   Proceeds from sale of common stock ......              --                9,779
   Proceeds from line of credit ............              --              200,000
   Payment on shareholder notes ............              --              (43,083)
  Payment on short term borrowing ..........         (38,272)             (25,511)
                                                 -----------          -----------
Net cash provided by financing activities.           217,653              141,185
                                                 -----------          -----------
Net increase/(decrease) in cash and cash
equivalents ................................         239,678             (336,782)
Cash and cash equivalents at beginning
of period ..................................         941,351           11,071,213
                                                 -----------          -----------
Cash and cash equivalents at end of period       $ 1,181,029          $10,734,431
                                                 ===========          ===========



                  See notes to condensed financial statements.

                                  GO2NET, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   THE COMPANY AND BASIS OF PRESENTATION

Go2Net, Inc. ("The Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net), the Web's leading provider of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; and 100hot (http://www.100hot.com) a consumer Web ratings site which provides an index of the most popular sites on the Web in various categories.

         In December 1998, the Company acquired Web21, Inc. through a merger of a wholly-owned subsidiary into Web21 in a transaction accounted for as a pooling of interests. Web21, Inc. (URL: http://www.100hot.com) operates the 100hot Web site which provides an index of the most popular sites on the Web in various categories. Web21 was incorporated in 1995 and has since become one of the leading index sites on the Web. All financial information has been retro-actively adjusted to reflect the combined operations of the Company and Web21 (see note 3).

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, result of operations and cash flows for the periods presented.

         These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

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

         The Company has also had longer-term advertising and commerce sponsorship agreements. The portion of revenues that is attributable to ongoing service obligations is generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable. Deferred revenue is comprised of billings in excess of recognized revenue relating to contracts.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences may be material to the financial statements.

         Investments
         The Company classifies its investments as available for sale. At December 31, 1998 the difference between fair market value and cost was immaterial, accordingly, unrealized gains and losses on these securities have not been reflected in the accompanying financial statements. The cost of securities sold is based on specific identification.

         Restricted Investments
         The Company has restricted investments at December 31, 1998 of approximately $250,000. This amount consists of a restricted certificate of deposit of $250,000 held as collateral by a financial institution as a security deposit on the lease of the Company's corporate headquarters.

         Concentrations of Credit Risk
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable at December 31, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Actual credit losses may differ significantly from estimated amounts included in the allowance for doubtful accounts and such difference could be material to the financial statements.

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

3.       BUSINESS COMBINATIONS

         On December 31, 1998, the Company merged with Web21 and exchanged all of the issued and outstanding capital stock of Web21 in exchange for 335,945 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Web21, of which 7,324 are exercisable. This acquisition was accounted for as a pooling of interests.

         In connection with the merger, the Company incurred approximately $650,257 in merger-related expenses primarily for investment banking, legal and other professional fees in the first quarter of 1999.

         Separate results for the combined entities for the three months ended December 31, 1998 and 1997 are as follows.


                                   Three Months Ended      Three Months Ended
                                   December 31, 1998       December 31, 1997
                                   ------------------      ------------------
Revenues:
    Go2Net                            $1,955,154               $  609,276
    Web21                                644,886                  500,613
                                      ----------               ----------
                                      $2,600,040               $1,109,889
                                      ==========               ==========
Net Income/(Loss):
    Go2Net                            $ (241,944)              $ (368,402)
    Web21                               (500,910)                  95,679
                                      ----------               ----------
                                      $ (742,854)              $ (272,723)
                                      ==========               ==========

         There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors that May Affect Future Results" as well as those discussed in this section and elsewhere in this Report, and the risks discussed in the "Additional Factors that May Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

OVERVIEW

Go2Net, Inc. ("The Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net), the Web's leading provider of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service, PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; and 100hot (http://www.100hot.com), a consumer Web ratings site which provides an index of the most popular sites on the Web in various categories.. The Go2Net's Labs division develops innovative technologies to enhance the features and functionality of the Go2Net sites and for licensing to other Internet companies. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company anticipates that advertising revenues from the Company's Internet sites will constitute a majority of the Company's revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising and subscription fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of December 31, 1998, had an accumulated deficit of $5,234,095. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

RESULTS OF OPERATIONS

         REVENUE

         Total revenues for the three months ended December 31, 1998 were $2,600,040 versus $1,109,889 for the three months ended December 31, 1997. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in advertising sales on these sites. This increase is also the result of an increase in subscription revenues and partnership license fees year-over-year.

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

         For the three months ended December 31, 1998, costs of revenue were $688,092. Costs of revenue were $348,604 for the three months ended
December 31, 1997. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenues.

         GROSS PROFIT

         Gross profit as a percentage of revenue was 74% for the three months period ended December 31, 1998 compared to 69% for the comparable period in 1997. The increase in the gross profit as a percentage of revenue for the three months ended December 31, 1998 versus the three months ended December 31, 1997, was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues and a favorable mix of advertising rates.

         In the future, the types of advertisements sold and revenue sharing provisions of content agreements may affect gross profit. Advertisements that target a specific audience typically have higher gross margins than advertisements that target a broader population. Furthermore, in certain circumstances, the Company shares advertising revenue with third-party content providers based upon the number of consumers directed to specific areas within its sites. A decrease in targeted advertising sold, advertising rates or an increase in revenue sharing obligations could adversely affect gross margins.

         Changes in the subscription services and technology costs may also have a detrimental impact on gross margins in the future. The addition of increased products and services could increase the costs of servicing subscription members. An increase in competition could affect the pricing of subscription services, which could also adversely affect gross margins in the future.

         OPERATING EXPENSES

         The Company's operating expenses have increased since inception through December 31, 1998. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of its operations is essential in achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three months ended December 31, 1998 were $920,883. Sales and marketing expenses for the comparable period in 1997 were $444,995. The increase is primarily attributable to increases in advertising expenditures year over year. Consistent with the Company's marketing efforts, the Company intends to significantly increase its sales and marketing expenses in future periods.

         Product Development. Product development expenses consist of expenses incurred by the Company in the development of its Internet sites, as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three months ended December 31, 1998 were $394,926. Product development expenses for the comparable period in 1997 were $302,239. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

         General and Administrative. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three months ended December 31, 1998 were $733,561. General and administrative expenses for the comparable period in 1997 were $376,205. The increase was primarily attributable to an increase in personnel, professional service fees, relocation to new facilities, provision for doubtful accounts and depreciation on capital equipment. The Company expects general and administrative expenses to significantly increase in future periods as a result of, among other things, the additional costs in connection with expanding the Company's infrastructure and operations.

         Merger and acquisition related expenses. During the three months ended December 31, 1998, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

         Stock compensation charges. The Company recorded compensation charges of $70,947 for the three months ended December 31, 1998 associated with the granting of stock options to a consultant of Web21. Compensation charges associated with these stock options for the three months ended December 31, 1997 were $35,474.

         Interest Income. Interest income for the three months ended
December 31, 1998 was $115,772. Interest income for the comparable period in 1997, was $124,905. Interest income was higher in 1997 as compared to 1998 as a result of higher balances of invested funds.

         Income Taxes. The Company has not recorded an income tax benefit because it has incurred net operating losses since its inception.




LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's principal source of liquidity was $1,181,029 in cash and cash equivalents and $7,794,248 in short-term investments. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on November 6, 1999. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of December 31, 1998, no amounts were outstanding under this line of credit.

         Capital expenditures were approximately $86,694 and $298,620 for the three months ended December 31, 1998 and December 31, 1997, respectively. The Company has no material commitments for capital expenditures other than approximately $125,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1999 consistent with its anticipated growth.

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

YEAR 2000 RISKS
         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has completed its review of the potential impact of year 2000 issues and does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant.

         The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. Further, the Company relies upon various vendors, financial institutions, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. While the Company has surveyed some, but not all of it's major vendors, there is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

         To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its systems and year 2000 compliance matters generally.

The Company has not developed a year 2000-specific contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

         As a result of the Company's limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Quarterly sales and operating results generally depend on advertising revenues, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to the Company's expectations would have an immediate adverse impact on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to fund greater levels of research and development, increase its sales and marketing operations, broaden its customer support capabilities and establish brand identity and strategic alliances. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected.

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

         The recently completed acquisition of Web21 involves a number of risks, which could adversely affect the Company's business, results of operations and financial condition. For example, the assimilation of Web21's and the Company's operations will require, among other things, the integration of Web sites and services, coordination of research and development and sales and marketing efforts of the sites and services. Also, the assumption of liabilities and costs associated with the relocation of Web21 employees, as well as the distraction of the Company's management from the day-to-day business of the Company could adversely affect the Company's results of operations. Any failure to address these acquisition risks could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Additional Factors that May Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

PART II           OTHER INFORMATION

ITEM 1:  Legal Proceedings

                  None.

ITEM 2:  Changes in Securities

                  On December 31, 1998, the Company acquired all of the issued and outstanding capital stock of Web21 in exchange for 335,945 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Web21.

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

                            GO2NET, INC.



Date: February 16, 1999
                            By: /s/ Russell C. Horowitz
                                ---------------------------------------------
                                Russell C. Horowitz
                                Chief Executive Officer, Chief
                                Financial Officer and Director (Principal
                                Executive and Accounting Officer)