Form 10-Q
period 1999-03-31
GO2NET INC
filed 1999-05-04
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        91-1710182
-------------------------------                 -------------------------------
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

                 (1)     Yes    X                     No
                              ------                      ------


As of May 3, 1999, there were 12,971,763 shares of the Registrant's common stock outstanding.

                                                                                                       PAGE
PART I                FINANCIAL INFORMATION                                                           NUMBER
ITEM 1:      Financial Statements (Unaudited)

             Condensed Balance Sheets as of March 31, 1999
                      and September 30, 1998.......................................................     3
             Condensed Statements of Operations for the three and six
                      months ended March 31, 1999 and 1998.........................................     4
             Condensed Statements of Cash Flows for the six
                      months ended March 31, 1999 and 1998.........................................     5
             Notes to Financial Statements.........................................................     6

ITEM 2:      Management's Discussion and Analysis of Financial

                      Condition and Results of Operations..........................................     9

ITEM 3:      Quantitative and Qualitative Disclosures about Market Risk............................    14

PART II               OTHER INFORMATION

ITEM 1:      Legal Proceedings.....................................................................    15

ITEM 2:      Changes in Securities.................................................................    15

ITEM 3:      Defaults Upon Senior Securities.......................................................    15

ITEM 4:      Submission of Matters to a Vote of Security Shareholders..............................    15

ITEM 5:      Other Information.....................................................................    16

ITEM 6:      Exhibits and Reports on Form 8-K......................................................    16

             SIGNATURES............................................................................    17

Exhibit 27   Financial Data Schedule...............................................................    18


                                  Go2Net, Inc.

                            CONDENSED BALANCE SHEETS


                                                                                     March 31,      September 30,
                                                                                       1999              1998
                                                                                       ----              ----
ASSETS
Current assets:
  Cash and cash equivalents...............................................          $ 129,882,994      $    941,351
  Short-term investments..................................................             44,294,249         7,944,249
  Trade account receivables, net..........................................              1,979,453         1,402,340
  Other account receivables...............................................              1,046,105            48,043
  Prepaid expenses........................................................                491,272           445,874
                                                                                    -------------      ------------
     Total current assets.................................................            177,694,073        10,781,857

Property and equipment, net...............................................              1,277,384         1,315,168
Other assets, net.........................................................                150,465           138,181
Long-term investments.....................................................              5,055,656                 -
Deposits..................................................................                250,000           300,000
                                                                                    -------------      ------------
     Total assets.........................................................          $ 184,427,578      $ 12,535,206
                                                                                    -------------      ------------
                                                                                    -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses...................................          $   1,646,994      $    770,387
  Accrued compensation and benefits.......................................                395,782           269,240
  Short term debt.........................................................                 13,229            90,616
  Deferred revenue........................................................              1,429,914           503,798
                                                                                    -------------      ------------
     Total current liabilities............................................              3,485,919         1,634,041

COMMITMENTS AND CONTINGENCIES                                                                  --                --

Shareholders' equity:
  Preferred stock, $0.01 par value, authorized 1,000,000 shares, outstanding
     167,507 shares at March 31, 1999 and 0 shares at September 30, 1998;.            219,712,624                 -
  Common stock, $0.01 par value, authorized 49,000,000 shares;
     outstanding 12,899,412 shares at March 31, 1999 and 12,550,354 shares at
     September 30, 1998...................................................             18,206,747         15,347,048
  Accumulated deficit.....................................................           (56,977,712)        (4,445,883)
                                                                                    -------------      ------------
     Total shareholders' equity...........................................            180,941,659        10,901,165
                                                                                    -------------      ------------
     Total liabilities and shareholders' equity...........................          $ 184,427,578      $ 12,535,206
                                                                                    -------------      ------------
                                                                                    -------------      ------------

                  See notes to condensed financial statements.

                                  Go2Net, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months     Three Months            Six Months             Six Months
                                                       Ended             Ended                  Ended                 Ended
                                                   March 31, 1999    March 31, 1998        March 31, 1999         March 31, 1998
                                                   --------------    --------------        --------------         --------------
Revenue ........................................     $ 4,325,243       $ 1,543,395            $ 6,925,283          $  2,653,284
Cost of revenue ................................         938,666           568,057              1,626,758               916,661
                                                    ------------      ------------           ------------          ------------
 Gross profit ..................................       3,386,577           975,338              5,298,525             1,736,623

Operating expenses:
    Sales and marketing ........................       1,216,420           470,450              2,137,303               915,445
    Product development ........................         422,767           329,660                817,693               631,899
    General and administrative .................       1,213,164           492,354              1,946,725               868,559
    Merger and acquisition related costs........              --                --                650,257                    --
    Stock compensation .........................           6,320            35,474                 77,267                70,948
                                                    ------------      ------------           ------------          ------------
Total operating expenses .......................       2,858,671         1,327,938              5,629,245             2,486,851

Income (loss) from operations...................         527,906          (352,600)              (330,720)             (750,228)
Interest income, net ...........................         613,406           123,265                729,178               248,170
                                                    ------------      ------------           ------------          ------------
Net income (loss)                                      1,141,312          (229,335)               398,458              (502,058)

Preferred stock dividend                              52,930,286                --             52,930,286                    --
                                                    ------------      ------------           ------------          ------------
Net loss applicable to common shareholders          $(51,788,974)     $   (229,335)          $(52,531,828)         $   (502,058)
                                                    ------------      ------------           ------------          ------------
                                                    ------------      ------------           ------------          ------------

Basic and diluted net loss per share (Note 2)       $      (4.07)     $       (.02)          $      (4.15)         $       (.04)
                                                    ------------      ------------           ------------          ------------
                                                    ------------      ------------           ------------          ------------
Number of shares used in computing basic and
diluted net loss per share applicable to common
shareholders                                          12,714,525        12,155,475             12,653,634            12,130,579

                  See notes to condensed financial statements.

                                  Go2Net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months          Six Months
                                                                                         Ended              Ended
                                                                                    March 31, 1999      March 31, 1998
                                                                                    --------------      --------------
   Operating activities:
     Net income (loss)..............................                              $     398,458        $  (502,058)
     Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
        Depreciation and amortization.............                                      388,864             297,813
        Stock compensation........................                                       77,267              70,948
     Changes in working capital:
        Receivables...............................                                  (1,575,175)           (685,644)
        Prepaid expenses and other assets.........                                     (80,182)              25,749
        Deferred revenue..........................                                      926,116              80,028
        Accounts payable and accrued expenses.....                                    1,003,149             215,650
                                                                                  -------------        ------------
   Net cash provided by (used in) operating activities                                1,138,497           (497,514)
   Investing activities:
     Purchases of available for sale investments..                                 (42,797,900)         (8,620,844)
     Maturities of available for sale investments.                                    1,700,000           1,220,844
     Acquisition of property and equipment........                                    (336,353)           (597,507)
     Minority equity investments..................                                    (249,983)                   -
                                                                                  -------------        ------------
   Net cash used in investing activities..........                                 (41,684,236)         (7,997,507)
   Financing activities:
     Proceeds from issuance of preferred stock, net..                               166,782,338                   -
     Proceeds from issuance of common stock, net.....                                         -              89,751
     Proceeds from exercise of stock options.........                                 2,782,431                   -
     Borrowing on line of credit.....................                                         -             200,000
     Payment on line of credit.......................                                         -           (200,000)
     Payments on short term borrowing................                                  (77,387)            (33,993)
                                                                                  -------------        ------------
   Net cash provided by financing activities.........                               169,487,382              55,758
                                                                                  -------------        ------------
   Net increase (decrease) in cash and cash
     equivalents.....................................                               128,941,643         (8,439,263)
   Cash and cash equivalents at beginning
     of period......................................                                    941,351          11,070,089
                                                                                  -------------        ------------
   Cash and cash equivalents at end of period........                             $ 129,882,994        $  2,630,826
                                                                                  -------------        ------------
                                                                                  -------------        ------------


                  See notes to condensed financial statements.

                                  GO2NET, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1    THE COMPANY AND BASIS OF PRESENTATION

Go2Net, Inc. ("the Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net), the Web's leading provider of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; and 100hot (http://www.100hot.com), a directory of the most popular sites on the Web.

     The unaudited condensed financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, result of operations and cash flows for the periods presented.

     In December 1998, the Company acquired Web21, Inc. through a merger of a wholly-owned subsidiary into Web21 in a transaction accounted for as a pooling of interests. All financial information has been retroactively adjusted to reflect the combined operations of the Company and Web21.

     These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

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

     The Company has also entered into a number of longer-term advertising and commerce sponsorship agreements. These agreements generally involve more integration with the Company's services and provide for more varied sources of revenue to the Company over the term of the agreements. The portion of revenues that is attributable to ongoing service obligations is generally recognized ratably over the term of the agreements, provided that the Company does not have any significant remaining obligations and collection of the resulting receivable is probable.

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

     INVESTMENTS
     The Company principally invests its excess cash in money market funds, short term municipal debt instruments and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

     The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. The Company classifies its investments as available for sale. At March 31, 1999 the difference between fair market value and cost was immaterial, accordingly, unrealized gains and losses on these securities have not been reflected in the accompanying financial statements. The cost of securities sold is based on specific identification.

     CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable at March 31, 1999. Allowance for doubtful accounts was approximately $173,000 at March 31, 1999 and $328,000 at September 30, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Actual credit losses may differ significantly from estimated amounts included in the allowance for doubtful accounts and such difference could be material to the financial statements.

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

3.   STOCK SPLIT

     In January 1999, the Company's Board of Directors approved a two-for-one common stock split. Shareholders of record on February 5, 1999 (the record date) received one additional share of the Company's common stock for every share held on February 23, 1999. All share and per share amounts presented in the condensed financial statements have been restated to reflect the stock split.

4.   PREFERRED STOCK

     The Company entered into a Stock Purchase Agreement under which the Company agreed to issue and sell to Vulcan Ventures Incorporated ("Vulcan") 300,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share for a purchase price of $1,000 per share, in two separate issuances of 167,507 (the "First Issuance") and 132,493 shares (the "Second Issuance"). The Series A Preferred Stock is initially convertible at a conversion price of $66.11 per share into 4,537,891 shares of Common Stock. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. Simultaneously with the closing of the First Issuance of preferred stock, the Company and Vulcan entered into a Registration Rights Agreement, and Vulcan entered into a Management Agreement with each director of the Company pursuant to which Vulcan will purchase 1,403,312 shares of Common Stock from the directors of the Company, three of whom are executive officers of the Company, at a price of $90.00 per share. The Second Issuance is subject to shareholder approval. On March 19, 1999, pursuant to the Stock Purchase Agreement, Vulcan commenced a tender offer to purchase 3,596,688 shares of Common Stock for a purchase price of $90.00 per share. The tender offer expired on April 15, 1999 with no shares being tendered.

     On the date of the First Issuance, the price of the Series A Convertible Preferred Stock was at a discount to the price of the common stock into which the preferred stock was then convertible. The discount was recognized as a return to the preferred shareholder and reflected as a dividend.

5.   RELATED PARTY TRANSACTION

     During the quarter, the Company entered into advertising and licensing agreements with DirectWeb, Inc., the CEO of which is a member of the Board of Directors. The Company recognized revenues of $206,496 under the agreements with DirectWeb, Inc. during the three months ended March 31, 1999.

6.       BUSINESS COMBINATIONS

         On April 16, 1999, the Company entered into a definitive merger agreement to acquire Haggle Online (http://www.haggle.com/) in exchange for 41,032 shares of the Company's Common Stock valued at approximately $6.5 million as of April 16, 1999. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values.

     On April 28, 1999, the Company entered into a definitive merger agreement to acquire Virtual Avenue (http://www.virtualave.net/) and USA Online (http://www.usaol.com/) in exchange for 150,000 shares of the Company's Common Stock valued at approximately $23 million as of April 28, 1999. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values.

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

OVERVIEW

Go2Net, Inc. ("The Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion site; StockSite (http://www.stocksite.com), which offers proprietary articles, portfolio tracking tools, company research and news relating to business and finance; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net), the Web's leading provider of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service, PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; and 100hot (http://www.100hot.com), a directory of the most popular sites on the Web. The Go2Net Labs division develops innovative technologies to enhance the features and functionality of the Go2Net sites and for licensing to other Internet companies. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

The Company has a limited operating history upon which an evaluation of its prospects can be based. The Company anticipates that advertising revenues from Internet sites will constitute a majority of the revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising and subscription fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability or generate revenues from operations in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of March 31, 1999, had an accumulated deficit of $56,977,712 of which $4,047,426 was from operations. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

RESULTS OF OPERATIONS

     REVENUE

     Total revenues for the three and six months ended March 31, 1999 were $4,325,243 and $6,925,283, respectively. Revenues for the comparable periods in 1998 were $1,543,395 and $2,653,284, respectively. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and an increase in sales of targeted advertisements with higher rates. This increase is also the result of an increase in subscription revenues and partnership license fees year-over-year.

     COSTS OF REVENUE

     Cost of revenue consists primarily of expenses associated with the production, enhancement, maintenance and support of the Company's Web sites. These costs consist primarily of fees paid to third parties for content included in the online properties, Internet connection charges, personnel costs, equipment depreciation, and overhead allocations. Costs of revenue also include, for all periods presented, expenses associated with license agreements and royalties for revenue sharing agreements and other services.

     For the three and six months ended March 31, 1999, costs of revenue were $938,666 and $1,626,758, respectively. Costs of revenue for the comparable periods in 1998 were $568,057 and $916,661, respectively. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenues.

     Cost of revenues in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

     GROSS PROFIT

     Gross profit as a percentage of revenue was 78% for the three months ended March 31, 1999 compared to 63% for the comparable period in 1998. Gross profit as a percentage of revenue was 76% for the six months ended March 31, 1999 compared to 65% for the comparable period in 1998. The increase in the gross profit in absolute dollars and as a percentage of revenue was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues, a favorable mix of advertising rates and the reduction of amortization of licensed technology.

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

     Increases in service and content offerings will also adversely affect gross margins. Furthermore, pursuant to the provisions of certain agreements with content providers, the Company shares advertising revenues upon select co-branded pages within its network. An increase in targeted advertising rates or an increase in the Company's advertising revenue within these co-branded areas could adversely affect gross margins in the future.

     OPERATING EXPENSES

     The Company's operating expenses have increased since inception through March 31, 1999. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and six months ended March 31, 1999 were $1,216,420 and $2,137,303, respectively. Sales and marketing expenses for the comparable periods in 1998 were $470,450 and $915,445, respectively. The increase is primarily attributable to the hiring of additional sales staff, increased commissions associated with higher sales, and expenses associated with the Company's expanded marketing and public relations campaign. The Company intends to significantly increase its sales and marketing expenses in future periods.

     PRODUCT DEVELOPMENT. Product development expenses consist of expenses incurred by the Company in its development and creation of its Internet sites as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and six months ended March 31, 1999 were $422,767 and $817,693, respectively. Product development expenses for the comparable periods in 1998 were $329,660 and $631,899, respectively. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and six months ended March 31, 1999 were $1,213,164 and $1,946,725, respectively. General and administrative expenses for the comparable periods in 1998 were $492,354 and $868,559, respectively. The increase was primarily attributable to an increase in personnel and facilities costs to support the Company's growth. In addition, general overhead costs increased along with the Company's growth. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses.

     MERGER AND ACQUISITION RELATED EXPENSES. During the six months ended March 31, 1999, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

     STOCK COMPENSATION CHARGES. Compensation charges associated with the granting of stock options to a consultant and employees for the three and six months ended March 31, 1999 were $6,320 and $77,267, respectively. Compensation charges associated with these stock options for the three and six months ended March 31, 1998 were $35,474 and $70,948, respectively. These charges relate to the assumption of stock options granted to selling and marketing consultants and employees of companies acquired during the respective periods.

     INTEREST INCOME. Interest income for the three and six months ended March 31, 1999 was $613,406 and $729,178, respectively. Interest income for the comparable periods in 1998, was $123,265 and $248,170, respectively. Interest income was higher in 1999 as compared to 1998 as a result of interest earned on cash received from the sale of Preferred Stock.

     INCOME TAXES. For the three and six months ended March 31, 1999 the Company has not recorded an income tax expense because it has utilized net operating losses carryforwards. In prior periods the Company did not recognize the tax benefit associated with net operating losses because of the uncertainty of the Company being able to utilize the operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's principal source of liquidity was $129,882,994 in cash and cash equivalents, along with $44,294,249 in short-term investments, derived primarily from the sale of the Company's preferred and common equity securities. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on December 13, 1999. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of March 31, 1999, no amounts were outstanding under this line of credit.

     Capital expenditures were approximately $336,353 and $597,507 for the six months ended March 31, 1999 and March 31, 1998, respectively. The Company has no material commitments for capital expenditures other than approximately $525,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1999 consistent with its anticipated growth. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

     The Company currently believes that available funds, cash flows generated from the completion of the Second Issuance of preferred stock, cash flows expected to be generated from operations, if any, and the existing line of credit will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may need to raise additional funds. The Company's ability to grow will depend in part on the Company's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet-based products and services. In connection therewith, the Company may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, the Company may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of the Company's Internet-based products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of the Company's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available on terms acceptable to the Company or at all. If adequate funds are not available or are not available on terms acceptable to the Company, the Company may be unable to implement its business, sales or marketing plans, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect on the Company's business, financial condition and operating results.

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

     The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. Further, the Company relies, upon various vendors, financial institutions, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. While the Company has surveyed some, but not all of it's major vendors, there is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company derives the majority of its revenues from the sale of advertising, including advertisements on the Company's various Web sites. Many of the Company's customers purchasing advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Company's Web sites or that these customers will not move their advertising to competing Web sites or to other forms of media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Company's Web sites, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the Company's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both municipal and corporate obligations and money market funds. As of March 31, 1999, approximately 97% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than three years. The average rate on the entire portfolio was approximately 4.94% as of March 31, 1999. See Note 2 of Notes to Financial Statements.

PART II OTHER INFORMATION

ITEM 1:  Legal Proceedings.

          None.

ITEM 2:  Changes in Securities

          The Company has agreed to issue and sell to Vulcan Ventures Incorporated ("Vulcan") 300,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") for a purchase price of $1,000 per share, in two separate issuances of 167,507 shares (the "First Issuance") and 132,493 shares
          (the "Second Issuance"). The Series A Preferred Stock is initially convertible at a conversion price of $66.11 per share into 4,537,891 shares of Common Stock. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. Simultaneously with the closing of the First Issuance, the Company and Vulcan entered into a Registration
          Rights Agreement (the "Registration Rights Agreement") and
          Vulcan entered into a Stock Purchase and Voting Agreement with each director of the Company (the "Management Stock Agreements"). The Second Issuance is expected to be consummated in the third fiscal quarter.

ITEM 3:  Defaults Upon Senior Securities

          None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

          At the Annual Meeting of the Stockholders held on March 23, 1999, the Company's nominees for directors to serve until the 1999 Annual Meeting of Stockholders were elected, and the following proposals were approved; (i) an amendment to the Go2Net, Inc. 1996 Stock Option Plan to increase the number of shares covered thereby from 5,000,000 to 8,000,000, (ii) the selection of Ernst & Young LLP as the independent auditors of the Company for fiscal 1999 and (iii) adopt the Company's 1999 Employee Stock Purchase Plan.

          With respect to the election of directors, the voting was as follows:

                                 Nominee                              For                         Withheld
                                 -------                              ---                         --------
                  Russell C. Horowitz                              4,676,441                       2,360
                  John Keister                                     4,676,541                       2,260
                  Dennis Cline                                     4,676,491                       2,310
                  Michael J. Riccio, Jr.                           4,676,541                       2,260
                  Martin L. Schoffstall                            4,676,541                       2,260
                  Dr. Oren Etzioni                                 4,676,491                       2,310

          With respect to the approval of the amendment to the Go2Net, Inc. 1996 Stock Option Plan, the voting was as follows:

                             For                    Against                 Abstain                 Non-Votes
                             ---                    -------                 -------                 ---------
                          2,338,020                 181,590                  5,057                  2,154,134

          With respect to the approval of the selection of Ernst & Young LLP, the voting was as follows:

                             For                    Against                 Abstain                 Non-Votes
                             ---                    -------                 -------                 ---------
                          4,629,981                  3,779                   3,319                      0

          With respect to the approval of the Company's 1999 Employee Stock Purchase Plan, the voting was as follows:

                             For                    Against                 Abstain                 Non-Votes
                             ---                    -------                 -------                 ---------
                          2,491,728                  23,477                  9,462                  2,154,134


ITEM 5:  Other Information.

          On April 16, 1999 the Company entered into an agreement and plan of merger with respect to the acquisition of Haggle, Inc. See notes to financial statements - Business Combinations.

          On April 28, 1999 the Company entered into an agreement and plan of merger with respect to the acquisition of Virtual Avenue and USA Online. See notes to financial statements - Business Combinations.

ITEM 6:Exhibits and Reports on Form 8-K

          Form 8K was filed with the SEC on January 12, 1999. The Company filed Form 8-K with the Securities and Exchange Commission on April 12, 1999 with respect to the proposed transaction with Vulcan Ventures, Inc.

          Exhibit 2.1 - Russell C. Horowitz Amended and Restated Employment Agreement

          Exhibit 2.2 - John Keister Amended and Restated Employment Agreement.

          Exhibit 2.3 - Michael J. Riccio, Jr. Employment Agreement.

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GO2NET, INC.

Date:  May 4, 1999
                                    By:   /s/ Russell C. Horowitz            .
                                       --------------------------------------
                                      Russell C. Horowitz
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director
                                      (Principal Executive and Accounting
                                      Officer)