Form 10-Q
period 1999-06-30
GO2NET INC
filed 1999-08-13
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

As of August 12, 1999, there were 27,815,368 shares of the Registrant's common stock outstanding.

                                                                                           PAGE
PART I                FINANCIAL INFORMATION                                                NUMBER

ITEM 1:      Financial Statements (Unaudited)

             Condensed Balance Sheets as of June 30, 1999
                      and September 30, 1998...............................................  3
             Condensed Statements of Operations for the three and nine
                      months ended June 30, 1999 and 1998..................................  4
             Condensed Statements of Cash Flows for the nine
                      months ended June 30, 1999 and 1998..................................  5
             Notes to Financial Statements.................................................  6

ITEM 2:      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................. 10

ITEM 3:      Quantitative and Qualitative Disclosures about Market Risk.................... 15

PART II               OTHER INFORMATION

ITEM 1:      Legal Proceedings............................................................. 16

ITEM 2:      Changes in Securities and use of proceeds..................................... 16

ITEM 3:      Defaults Upon Senior Securities............................................... 16

ITEM 4:      Submission of Matters to a Vote of Security Shareholders...................... 16

ITEM 5:      Other Information............................................................. 17

ITEM 6:      Exhibits and Reports on Form 8-K.............................................. 17

             SIGNATURES.................................................................... 18

Exhibit 27   Financial Data Schedule....................................................... 19

                                  Go2Net, Inc.

                             CONDENSED BALANCE SHEETS

                                                                      JUNE 30,        SEPTEMBER 30,
                                                                        1999               1998
                                                                   -------------      -------------
ASSETS

Current assets:
  Cash and cash equivalents................................        $ 133,176,418       $    941,351
  Short-term investments...................................          134,394,249          7,944,249
  Trade accounts receivables, net..........................            2,946,886          1,402,340
  Other accounts receivable................................            1,884,980             48,043
  Prepaid expenses and other assets........................              425,450            272,823
                                                                   -------------      -------------
          Total current assets.............................          272,827,983         10,608,806

Property and equipment, net................................            2,009,892          1,315,168
Other assets...............................................              363,400            311,232
Long-term investments......................................           40,715,569                  -
Deposits...................................................              250,000            300,000
Intangibles, net...........................................           49,955,876                  -
                                                                   -------------      -------------
          Total assets.....................................        $ 366,122,720       $ 12,535,206
                                                                   -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses...................        $   2,354,104       $    770,387
   Accrued compensation and benefits.......................              841,478            269,240
   Short term debt.........................................                    -             90,616
   Deferred revenue........................................            1,106,671            503,798
   Deferred tax liability..................................            3,298,111                  -
                                                                   -------------      -------------
          Total current liabilities........................            7,600,364          1,634,041

Commitments and contingencies                                                  -                  -

Stockholders' equity:
  Preferred stock..........................................          450,996,185                  -
  Common stock.............................................           72,434,214         15,347,048
  Accumulated comprehensive deficit........................             (362,940)                 -
  Accumulated deficit......................................         (164,545,103)        (4,445,883)
                                                                   -------------      -------------
          Total stockholders' equity.......................          358,522,356         10,901,165
                                                                   -------------      -------------
          Total liabilities and stockholders' equity.......        $ 366,122,720       $ 12,535,206
                                                                   -------------      -------------
                                                                   -------------      -------------

                See notes to condensed financial statements.

                                  Go2Net, Inc.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          -----------------------------     -----------------------------
                                                          JUNE 30, 1999   JUNE 30, 1998     JUNE 30, 1999   JUNE 30, 1998
                                                          -------------   -------------     -------------   -------------
Revenue                                                   $   5,726,004     $ 1,969,306     $  12,651,287     $ 4,622,590

Cost of revenue                                               1,205,310         681,279         2,832,068       1,597,940
                                                          -------------   -------------     -------------   -------------

Gross Profit                                                  4,520,694       1,288,027         9,819,219       3,024,650

Operating expenses:
         Sales and marketing                                  1,481,248         511,924         3,618,551       1,427,369
         Product development                                    634,711         339,574         1,452,403       1,002,898
         General and administrative                           2,634,633         801,285         4,658,625       1,689,560
         Merger related costs                                         -         715,982           650,257         715,982
         Impairment loss                                              -         398,126                 -         398,126
         Amortization of intangibles                          2,740,763               -         2,740,763               -
                                                          -------------   -------------     -------------   -------------
              Total operating expenses                        7,491,355       2,766,891        13,120,599       5,233,935
                                                          -------------   -------------     -------------   -------------
Loss from operations                                         (2,970,661)     (1,478,864)       (3,301,380)     (2,209,285)

Interest income, net                                          2,422,248         135,047         3,151,426         383,216
                                                          -------------   -------------     -------------   -------------

Loss before taxes                                              (548,413)     (1,343,817)         (149,954)     (1,826,069)

Income taxes                                                     18,533          19,806            18,533          39,611
                                                          -------------   -------------     -------------   -------------

Net loss                                                       (566,946)     (1,363,623)         (168,487)     (1,865,680)

Preferred stock dividend                                    107,000,447               -       159,930,733               -
                                                          -------------   -------------     -------------   -------------

Net loss applicable to common shareholders                $(107,567,393)    $(1,363,623)    $(160,099,220)    $(1,865,680)
                                                          -------------   -------------     -------------   -------------
                                                          -------------   -------------     -------------   -------------

Basic and diluted net loss per common share               $       (4.07)    $     (0.07)    $       (6.23)    $     (0.12)

Shares  used in  computing  basic and diluted net
loss per common share                                        26,401,610      19,396,120        25,668,028      15,329,666

                See notes to condensed financial statements.

                                  Go2Net, Inc.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months        Nine Months
                                                                                   Ended              Ended
                                                                               June 30, 1999      June 30, 1998
                                                                               -------------      -------------
Operating activities:
  Net loss.......................................                              $   (168,487)        $(1,865,680)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization.............                                     617,063           1,007,670
     Intangible amortization...................                                   2,740,763                   -
     Stock compensation........................                                     770,921             159,632
  Changes in working capital:
     Receivables...............................                                  (3,327,813)           (927,932)
     Prepaid expenses and other assets.........                                    (136,395)           (208,561)
     Deferred revenue..........................                                     602,873             144,132
     Accounts payable, taxes payable and accrued expenses                         2,329,725           1,067,540
     Deferred taxes............................                                    (295,645)                  -
                                                                               -------------      -------------
Net cash provided by (used in) operating activities                               3,133,005            (623,199)
Investing activities:
  Purchases of available for sale investments..                                (218,317,524)        (11,765,093)
  Maturities of available for sale investments.                                  51,100,000           3,178,209
  Acquisition of property and equipment........                                  (1,209,326)           (988,468)
  Net cash used in acquisitions................                                    (166,098)                  -
  Purchase of other investments................                                    (249,983)                  -
                                                                               -------------      -------------
Net cash used in investing activities..........                                (168,842,931)         (9,575,352)
Financing activities:
  Proceeds from issuance of preferred stock, net..                              291,065,452                   -
  Proceeds from issuance of common stock, net.....                                        -             128,415
  Proceeds from exercise of stock options.........                                6,970,157                   -
  Borrowing on line of credit.....................                                        -             200,000
  Payment on line of credit.......................                                        -            (200,000)
  Short term borrowing............................                                        -             190,789
  Payments on short term borrowing................                                  (90,616)            (58,508)
                                                                               -------------      -------------
Net cash provided by financing activities.........                              297,944,993             260,696
                                                                               -------------      -------------
Net increase (decrease) in cash and cash
  equivalents.....................................                              132,235,067          (9,937,855)
Cash and cash equivalents at beginning
  of period......................................                                   941,351          11,070,089
                                                                               -------------      -------------
Cash and cash equivalents at end of period........                             $133,176,418         $ 1,132,234
                                                                               -------------      -------------
                                                                               -------------      -------------
Supplemental cash flow information:
  Preferred stock dividend........................                             $159,930,733         $         -
  Common stock issued in acquisitions.............                             $ 49,032,026         $         -


                 See notes to condensed financial statements.

                                 GO2NET, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       THE COMPANY AND BASIS OF PRESENTATION

Go2Net, Inc. ("the Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, business services, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion community which also offers proprietary articles, portfolio tracking tools, company research, charting and analytics and business and finance news; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net) and Virtual Avenue (www.virtualave.net), the Web's leading providers of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; 100hot (http://www.100hot.com), a directory of the most popular sites on the Web, Haggle Online (http://www.haggle.com), a provider of Web based person to person auction services and IQ Charts (http://www.iqc.com), a Web based financial analysis and real-time charting services.


         The financial statements as of June 30, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of the periods presented. The balance sheet at September 30, 1998 has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.

         In December 1998, the Company acquired Web21, Inc. through a merger of a wholly-owned subsidiary into Web21 in a transaction accounted for as a pooling of interests. All financial information has been retroactively adjusted to reflect the combined operations of the Company and Web21.

         These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION
         The Company's revenue is derived principally from the sale of advertisements on short term contracts. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. To the extent that minimum guarantees are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed levels are achieved.

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

         The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair value. The Company classifies its investments as available for sale. At June 30, 1999 the difference between fair market value and cost was an unrealized loss of $362,940, which is shown as accumulated comprehensive deficit under SFAS No. 130, "Reporting Comprehensive Income". The cost of securities sold is based on specific identification.

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable at June 30, 1999. Allowance for doubtful accounts was approximately $256,386 at June 30, 1999 and $328,000 at September 30, 1998. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Actual credit losses may differ significantly from estimated amounts included in the allowance for doubtful accounts and such difference could be material to the financial statements.

         NET LOSS PER SHARE
         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share also excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The computation of basic and diluted earnings per share is set forth in the statement of operations. There are 14,649,133 and 0 securities at June 30, 1999 and 1998, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

         COMPREHENSIVE INCOME
         In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available for sale marketable securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations.


         RECLASSIFICATIONS
         Certain prior years' balances have been reclassified to conform to the current year presentation.

3.       STOCK SPLIT

         In April 1999, the Company's Board of Directors approved a two-for-one common stock split. Shareholders of record on May 17, 1999 (the record date) received one additional share of the Company's common stock for every share held on June 24, 1999. All share and per share amounts presented in the condensed financial statements and notes thereto have been restated to reflect the stock split.

4.       PREFERRED STOCK

         On March 15, 1999, the Company entered into a Stock Purchase Agreement under which the Company agreed to issue and sell to Vulcan Ventures Incorporated ("Vulcan") 300,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share for a purchase price of $1,000 per share, in two separate issuances of 167,507 (the "First Issuance") and 132,493 shares (the "Second Issuance"). The Series A Preferred Stock is initially convertible at a conversion price of $33.06 per share into 9,075,782 shares of Common Stock. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. Simultaneously with the closing of the first issuance of preferred stock, the Company and Vulcan entered into a Registration Rights Agreement, and Vulcan entered into a Management Agreement with each director of the Company pursuant to which Vulcan agreed to purchase 2,806,624 shares of Common Stock from the directors of the Company, three of whom are executive officers of the Company, at a price of $45.00 per share. The Second Issuance and the sale of directors shares was consummated June 17, 1999. On March 19, 1999, pursuant to the Stock Purchase Agreement, Vulcan commenced a tender offer to purchase 7,193,376 shares of Common Stock for a purchase price of $45.00 per share. The tender offer expired on April 15, 1999 with no shares being tendered.

         On the date of the First Issuance (March 15, 1999) and Second Issuance (June 17, 1999), the price of the Series A Convertible Preferred Stock was at a discount to the price of the common stock into which the preferred stock was then convertible. The discount was recognized as a return to the preferred shareholder and reflected as a dividend.

5.       RELATED PARTY TRANSACTION

         During the quarter, the Company recognized revenues of $223,504 under advertising and licensing agreements with DirectWeb, Inc., the CEO of which was a member of the Board of Directors. The Company also recognized revenues of $6,246 under an advertising agreement with Mercata in the current quarter. Vulcan Ventures Incorporated is a minority shareholder in the Company and the majority shareholder in Mercata.

6.       BUSINESS COMBINATIONS

         On April 16, 1999, the Company acquired Haggle Online
(http://www.haggle.com/) in exchange for 82,064 shares of the Company's Common Stock valued at approximately $6.5 million as of April 16, 1999.

         On April 28, 1999, the Company acquired Virtual Avenue
(http://www.virtualave.net/) and USAOnline (http://www.usaol.com/) in exchange for 300,000 shares of the Company's Common Stock valued at approximately $23 million as of April 28, 1999.

         On May 13, 1999, the Company acquired IQC Corporation
(http://www.iqc.com/) in exchange for 226,626 shares of the Company's Common Stock valued at approximately $20 million as of May 13, 1999.

         The above acquisitions were all accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to each acquired company's assets acquired and liabilities assumed based on their respective fair values and the results of operations of each acquired company are included in the Company's consolidated financial statements since the date of acquisition.

         A summary of the combined purchase price for the above acquisitions is as follows:

         Stock                                   $49,032,026
         Direct acquisition costs                    307,726
         Accrued liabilities assumed                 140,292
                                                 -----------
             Total                               $49,480,044
                                                 -----------
                                                 -----------

         The combined purchase price was allocated as follows:

         Cash acquired                           $   141,628
         Other current assets acquired                53,670
         Equipment, net                               85,217
         Intangibles                              49,199,529
                                                 -----------
             Total                               $49,480,044
                                                 -----------
                                                 -----------

         Intangibles consist of identified intangibles such as trade names, customer relationships, workforce-in-place and developed technology and the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired in each acquisition. Intangibles are being amortized using the straight-line method over the estimated useful lives of 3 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company, Haggle Online, Virtual Avenue, USAOnline and IQC Corporation as if the acquisitions had occurred as of the beginning of the Company's fiscal year, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Haggle Online, Virtual Avenue, USAOnline and IQC Corporation constituted a single entity during such periods.

                                                   Nine months ended
                                            June 30, 1999       June 30, 1998
                                            -------------       -------------
         Revenue                             $ 13,215,456        $  4,778,222

         Net loss                            $(10,058,989)       $(14,328,121)

         Loss per share                      $      (0.39)       $      (0.93)

         On July 1, 1999, the Company entered into a definitive merger agreement to acquire Authorize.Net (http://www.authorize.net/) in exchange for 903,888 shares of the Company's Common Stock and $13.5 million in cash, the total consideration was valued at approximately $90.5 million as of July 1, 1999. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. The merger agreement also provides for additional payments of up to $55 million over the next two years contingent on future revenues and net income of Authorzize.Net. The additional payments, if any, will be accounted for as additional goodwill.

         On August 4, 1999, the Company entered into a definitive purchase agreement to acquire Dogpile, LLC (http://www.dogpile.com) in exchange for 682,156 shares of the Company's Common Stock and $15 million in cash, the total consideration was valued at approximately $55 million as of August 4, 1999. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values. The purchase agreement also provides for additional payments of up to $15 million over the next eighteen months contingent on future revenues and usage of Dogpile. The additional payments, if any, will be accounted for as additional goodwill.

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

OVERVIEW
Go2Net, Inc. ("the Company") (http://www.go2net.com) offers through the World Wide Web a network of branded, technology and community-driven Web sites focused on the following categories: personal finance, search and directory, commerce, business services, and games. The Company also develops Web-related software. Go2Net's properties include: Silicon Investor (http://www.siliconinvestor.com), the Web's premier financial discussion community which also offers proprietary articles, portfolio tracking tools, company research, charting and analytics and business and finance news; MetaCrawler (http://www.metacrawler.com), a metasearch service that combines various existing search/index guides into one service; HyperMart (http://www.hypermart.net) and Virtual Avenue (www.virtualave.net), the Web's leading providers of free business hosting services; WebMarket (http://www.webmarket.com), a one-stop comparison shopping service; PlaySite (http://www.playsite.com), a Java-based multiplayer online games site; 100hot (http://www.100hot.com), a directory of the most popular sites on the Web, Haggle Online (http://www.haggle.com), a provider of Web based person to person auction services and IQ Charts (http://www.iqc.com), a Web based financial analysis and real-time charting services. The Go2Net Labs division develops innovative technologies to enhance the features and functionality of the Go2Net sites and for licensing to other Internet companies. The Company focuses on utilizing innovative technologies to deliver its content and to enhance the attractiveness and utility of its product offerings.

The Company has a limited operating history upon which an evaluation of its prospects can be based. The Company anticipates that advertising revenues from Internet sites and transaction based processing fees will constitute a significant portion of the revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising, subscription fees and transaction fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of June 30, 1999, had an accumulated deficit of $164,545,106 of which $4,614,373 was from operations. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

RESULTS OF OPERATIONS

         REVENUE

         Total revenues for the three and nine months ended June 30, 1999 were $5,726,004 and $12,651,287, respectively. Revenues for the comparable periods in 1998 were $1,969,306 and $4,622,590, respectively. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and an increase in sales of targeted advertisements with higher rates. This increase is also the result of an increase in subscription revenues and partnership license fees year-over-year.

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

         For the three and nine months ended June 30, 1999, costs of revenue were $1,205,310 and $2,832,068, respectively. Costs of revenue for the comparable periods in 1998 were $681,279 and $1,597,940, respectively. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenues.

    Cost of revenues in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

         GROSS PROFIT

         Gross profit as a percentage of revenue was 79% for the three months ended June 30, 1999 compared to 65% for the comparable period in 1998. Gross profit as a percentage of revenue was 78% for the nine months ended June 30, 1999 compared to 65% for the comparable period in 1998. The increase in the gross profit in absolute dollars and as a percentage of revenue was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues, a favorable mix of advertising rates and the reduction of amortization of licensed technology.

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

         OPERATING EXPENSES

         The Company's operating expenses have increased since inception through June 30, 1999. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and nine months ended June 30, 1999 were $1,481,248 and $3,618,551, respectively. Sales and marketing expenses for the comparable periods in 1998 were $511,924 and $1,427,369, respectively. The increase is primarily attributable to the hiring of additional sales staff, increased commissions associated with higher sales, and expenses associated with the Company's expanded marketing and public relations campaign. The Company intends to significantly increase its sales and marketing expenses in future periods.

         PRODUCT DEVELOPMENT. Product development expenses consist of costs incurred by the Company in its development and creation of its Internet sites as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and nine months ended June 30, 1999 were $634,711 and $1,452,403, respectively. Product development expenses for the comparable periods in 1998 were $339,574 and $1,002,898, respectively. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, stock compensation charges, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and nine months ended June 30, 1999 were $2,634,633 and $4,658,625, respectively. General and administrative expenses for the comparable periods in 1998 were $801,285 and $1,689,560, respectively. The increase was primarily attributable to an increase in personnel and facilities costs to support the Company's growth. In addition, general overhead costs increased along with the Company's growth. Included in general and administrative expenses are stock compensation charges associated with the granting of stock options to a consultant and employees and stock option modifications for terminated employees. These charges were $883,441 and $960,708 for the three and nine months ended June 30, 1999, respectively. Compensation charges associated with these stock options for the three and nine months ended June 30, 1998 were $88,684 and $159,631, respectively. These charges relate to the assumption of stock options granted to selling and marketing consultants and employees of companies acquired during the respective periods and charges associated with modifications to stock options in connection with the termination of employees. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses.

         MERGER AND ACQUISITION RELATED EXPENSES. During the nine months ended June 30, 1999, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites. The Company incurred $715,982 related to the merger with Silicon Investor, Inc. for the nine months ended June 30, 1998.

         AMORTIZATION OF INTANGIBLES. Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of tangible assets acquired. The Company is amortizing goodwill and identifiable intangibles relating to acquisitions over a life of three years. Amortization expense incurred by the Company for the three and nine months ended June 30, 1999 was $2,740,763. There was no amortization expense for the comparable periods in 1998.

         INTEREST INCOME. Interest income for the three and nine months ended June 30, 1999 was $2,422,248 and $3,151,426, respectively. Interest income for the comparable periods in 1998, was $135,047 and $383,216, respectively. Interest income was higher in 1999 as compared to 1998 as a result of interest earned on cash received from the sale of Preferred Stock.

         INCOME TAXES. For the three and nine months ended June 30, 1999 income tax expense has not been significant principally because the Company has utilized net operating losses carryforwards. In prior periods the Company did not recognize the tax benefit associated with net operating losses because of the uncertainty of the Company being able to utilize the operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company's principal source of liquidity was $133,176,418 in cash and cash equivalents, along with $134,394,249 in short-term investments, derived primarily from the sale of the Company's preferred and common equity securities. The Company also has a $1,000,000 revolving line of credit with a commercial bank that expires on December 13, 1999. All borrowings under such line of credit accrue interest at such bank's prime annual lending rate. As of June 30, 1999, no amounts were outstanding under this line of credit.

         Capital expenditures were approximately $1,209,326 and $988,468 for the nine months ended June 30, 1999 and June 30, 1998, respectively. The Company has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 1999 consistent with its anticipated growth. Subsequent to June 30, 1999 the Company entered into a long-term lease for office space. Under this lease the Company has a future minimum lease commitment of approximately $8,900,000. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

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

         The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Additional Factors that may Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and the "Risk Factors" section of the Company's Form S-3 declared effective by the SEC on July 27, 1999.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the Company's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both municipal and corporate obligations and money market funds. As of June 30, 1999, approximately 77% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than three years. The average interest rate on the entire portfolio was approximately 5.25% as of June 30, 1999. The interest bearing securities are subject to interest rate risk and, accordingly, sharp changes in interest rates can affect the fair value of these securities. After a review of the Company's marketable investment securities, the Company believes that in the event of a hypothetical ten percent (53 basis points) increase in interest rates, the resulting decrease in fair market value of the securities would be insignificant to the financial statements. See Note 2 of Notes to Financial Statements.

PART II           OTHER INFORMATION

ITEM 1:  Legal Proceedings.

                  None.

ITEM 2:  Changes in Securities and use of proceeds

                  The Company has sold to Vulcan Ventures Incorporated ("Vulcan") 300,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") for a purchase price of $1,000 per share, in two separate issuances (the "First Issuance" and "Second Issuance") of 167,507 shares (the "First Issuance Shares") and 132,493 shares (the "Second Issuance Shares"). The Series A Preferred Stock is initially convertible at a conversion price of $33.06 per share into 9,075,782 shares of Common Stock. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. Simultaneously with the closing of the First Issuance, the Company and Vulcan entered into a Registration Rights Agreement (the "Registration Rights Agreement") and Vulcan entered into a Stock Purchase and Voting Agreement with each director of the Company (the "Management Stock Agreements"). The Second Issuance was consummated on June 17, 1999.

                  The Company issued Common Stock in connection with certain acquisitions as detailed in Note 6 - "Business Combinations" in the Notes to Financial Statements pursuant to section 4(2) of the Securities Exchange Act of 1933.

ITEM 3:  Defaults Upon Senior Securities

                  None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

                  At the Special Meeting of the Stockholders held on June 17, 1999, the following proposals were approved; (i) the issuance and sale of 132,493 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share, pursuant to the Stock Purchase Agreement dated as of March 15, 1999 as amended (the "Stock Purchase Agreement"), between the Company and Vulcan Ventures Incorporated ("Vulcan") at a price of $1,000.00 per share in cash, (ii) the sale by directors of the Company of an aggregate of 2,806,624 shares of the Company's Common Stock, par value $.01 per share pursuant to the Stock Purchase and Voting Agreements dated as of March 15, 1999 (the "Management Agreements"), by and between each of the six directors of the Company on March 15, 1999 and Vulcan at a price of $45.00 per share in cash (iii) the election of Directors to serve until the Company's next Annual Meeting of Stockholder's and (iv) amendment to the Company's Restated Certificate of Incorporation to increase the number of the Company's authorized shares of capital stock, par value $.01 per share from 50,000,000 to 500,000,000.

                  With respect to the approval of the issuance and sale of 132,493 shares of the Company's Series A Convertible Preferred Stock to Vulcan, the voting was as follows:

                     For              Against          Abstain          Non-Votes
                  ----------          -------          -------          ---------
                  12,918,348          118,052           49,126          9,433,304

                  With respect to the approval of the sale by directors of the Company of an aggregate of 2,806,624 shares of the Company's Common Stock, the voting was as follows:

                      For             Against          Abstain          Non-Votes
                  ----------          -------          -------          ---------
                  12,792,280          228,034           65,212          9,433,304

                  With respect to the election of directors, the voting was as follows:

                         Nominee                        For            Withheld
                         -------                     ----------        --------
                  Russell C. Horowitz                22,453,568          65,262
                  William D. Savoy                   22,451,512          67,318
                  Diane Daggatt                      22,452,050          66,780
                  Dennis Cline                       22,435,594          83,236
                  William A. Fleckenstein            22,413,114         105,716

                  With respect to the approval of the amendment to the Company's Restated Certificate of Incorporation to increase the number of the Company's authorized shares of capital stock from 50,000,000 to 500,000,000:

                      For             Against          Abstain          Non-Votes
                  ----------          -------          -------          ---------
                  21,628,602          375,452           27,406           487,370


ITEM 5:  Other Information.

                  On July 1, 1999 the Company entered into an agreement and plan of merger with respect to the acquisition of Authorize.Net Corporation. See notes to financial statements - Business Combinations.

                  On August 4, 1999 the Company entered into a purchase agreement with respect to the acquisition of Dogpile, LLC. See notes to financial statements - Business Combinations.

ITEM 6:  Exhibits and Reports on Form 8-K

                  Form 8-K was filed with the SEC on May 3, 1999 with respect to the acquisitions of Haggle Online and USAOnline, Inc.

                  Form 8-K was filed with the SEC on May 28, 1999 with respect to the acquisition of IQC Corporation.

                  Exhibit 10.12 - Pier 70 Lease between Triad Pier 70 LLC, a Washington limited liability company and Go2Net, Inc. a Delaware corporation.

                  Exhibit 27 - Financial Data Schedule

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GO2NET, INC.



Date:  August 13, 1999
                                       By:   /s/ Russell C. Horowitz
                                          -------------------------------------
                                          Russell C. Horowitz
                                          Chief Executive Officer, Chief
                                          Financial Officer and Director
                                          (Principal Executive and Accounting
                                          Officer)