Form 10-K
period 1999-09-30
GO2NET INC
filed 1999-12-29
CIK 1029553

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-22047

                            ------------------------

                                  GO2NET, INC.

             (Exact name of Registrant as specified in its charter)

            DELAWARE                                    91-1710182
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

            999 THIRD AVENUE, SUITE 4700, SEATTLE, WASHINGTON 98104 (Address of principal executive offices, including zip code)

                                 (206) 447-1595
              (Registrant's telephone number, including area code)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock $.01 par value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 28, 1999 was $2,669,194,352 (based on the last reported sale price on the Nasdaq National Market on that date).

    The number of shares outstanding of the registrant's Common Stock as of December 28, 1999 was 30,331,754.

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

    (i) Proxy Statement for the 2000 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  GO2NET, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I
Item 1.      Business....................................................      3
Item 2.      Properties..................................................     13
Item 3.      Legal Proceedings...........................................     14
Item 4.      Submission of Matters to a Vote of Security Holders.........     14
Item 4A.     Executive Officers of the Registrant........................     14

PART II
Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................     16
Item 6.      Selected Financial Data.....................................     18
Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operation..................................     19
Item 7a.     Quantitative and Qualitative Disclosures about Market
               Risk......................................................     38
Item 8.      Financial Statements........................................     39
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................     68

PART III
Item 10.     Executive Officers of the Registrant........................     68
Item 11.     Executive Compensation......................................     68
Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................     68
Item 13.     Certain Relationships and Related Transactions..............     68

PART IV
Item 14.     Exhibits and Reports on Form 8-K............................     68
             Signatures..................................................     72

    This Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting Go2Net's Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and Go2Net cautions readers not to place undue reliance on such statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

COMPANY OVERVIEW

    Go2Net, Inc. (including its subsidiaries, "Go2Net" or the "Company") offers through the World Wide Web a network of branded properties and aggregated content in the categories of search and directory, small business and electronic commerce services, personal finance and multi-player games. The Company also offers electronic commerce solutions to online merchants by providing payment authorization and other services to small and medium-sized businesses. The Company is using its proprietary, scaleable technology platforms to develop private label portal and ecommerce content solutions for strategic partners to extend the distribution of its products and services. Go2Net's branded Web properties offered through the Go2Net Network include:

    - Go2Net Personal (www.go2net.com), which provides users with a comprehensive Internet start page offering customizable news, discussion and portfolio information as well as direct access to Go2Net's own finance, search and directory, free Web hosting, shopping, auction and multiplayer games sites;

    - MetaCrawler (www.metacrawler.com) and Dogpile (www.dogpile.com), the Web's leading providers of metasearch services, which simultaneously query a variety of search engines and directory services and combine the search results;

    - Silicon Investor (www.siliconinvestor.com), the Web's premier financial discussion community which also offers proprietary articles, portfolio tracking tools, company research, charting and analytics and business and finance news;

    - The HyperMart Network, consisting of HyperMart (www.hypermart.net), Virtual Avenue (WWW.VIRTUALAVE.NET) and FreeYellow.com
      (www.freeyellow.com), the Web's leading provider of free hosting services for small businesses;

    - Authorize.Net (www.authorize.net), a leading payment authorization service for online businesses;

    - Haggle Online (www.haggle.com), a provider of Web based person to person auction services;

    - WebMarket (www.webmarket.com), a one-stop comparison shopping service;

    - 100Hot (www.100hot.com), a leading directory of the Web's most popular sites; and

    - PlaySite (www.playsite.com), a Java-based multiplayer games site.

    Since the commercial launch of Go2Net's first Web site in November 1996, traffic on the Go2Net Network has increased significantly. During the month of September 1999, the Go2Net Network had approximately 25.8 million average page views per day. Also, during the month of September 1999, the Go2Net Network had over 9.8 million unique users, according to Web-ranking firm Media Metrix.

    Go2Net believes that the traffic and user demographics on its Web sites provide an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. As of September 30 1999, Go2Net had relationships with over 450 advertisers, including Amazon.com, Ameritech, At-Hand, Barnesandnoble.com, Computer4Sure, Fleet Bank, Music Depot, Office Max and US West. Since inception, a significant portion of of Go2Net's revenue has been derived from advertising sales. In addition, Go2Net has established strategic licensing and distribution relationships with several companies, including Allegiance Telecom, Inc., Broadband Partners, Inc., CommTouch Software, Ltd., Click2Learn.com, Inc. and Net2Phone, Inc.

    Go2Net was incorporated in February 1996 under the laws of the State of Delaware. Our principal executive offices are located at 999 Third Avenue, Suite 4700, Seattle, Washington 98104, and our telephone number is (206) 447-1595.

STRATEGY

    Go2Net's strategy is to draw a large number of users to the Go2Net Network by providing branded Web sites in the most popular areas of Web usage: search and directory, small business and ecommerce services, personal finance and multi-player games. In addition, the Company seeks to distribute its content, services and technologies through strategic relationships that will enable the Company to leverage the sales and marketing resources of strategic partners to extend the usage and market reach of Go2Net's products and services. The inability of Go2Net to achieve its strategic goals may have a material adverse effect on its business, financial condition and operating results. There can be no assurances that Go2Net will be able to achieve these goals and, if not so achieved, that it will be able to develop and implement alternative strategic goals.

    Key elements in Go2Net's strategy include:

    GENERATE AND SUSTAIN A HIGH VOLUME OF USAGE. Go2Net seeks to draw a large number of users to its sites by generally providing its products and services to users free or with minimal charges and making them as widely accessible as possible. Go2Net is also focused on building its brands and believes its brand building will be a significant contributor to usage growth in the future.

    PURSUE LICENSING OF PORTAL SERVICES TO THIRD PARTIES. Go2Net is using its proprietary, scaleable technology platform to develop private label portal services and ecommerce solutions for strategic partners to extend the distribution of the Company's products and services both in the narrowband and broadband environments. Go2Net's strategy is to license its content, services and technology to a wide-range of companies seeking to enhance the value of their Internet products and services. These relationships will enable the Company to leverage the sales and marketing resources of its strategic partners to extend the usage of its products and services. Go2Net's licensing and distribution arrangements also enable Go2Net to create multiple points of entry and alternative distribution channels for Go2Net's products and services, build brand awareness and expand its audience reach without the associated infrastructure costs. Go2Net has licensed its content, services and technology to companies such as Allegiance Telecom, Inc., Broadband Partners, Inc., DirectWeb, Inc. and Lycos, Inc.

    PURSUE VALUE-ADDED ELECTRONIC COMMERCE SOLUTIONS. Go2Net believes that Web-based electronic commerce will continue to grow as an increasing number of businesses and consumers embrace the Internet as a viable method of purchasing goods and services. Ecommerce is a natural extension of Go2Net's Web-hosting and payment authorization services. Go2Net's strategy is to integrate its ecommerce enabling services into the Hypermart Network so that an online business can create an end-to-end commerce solution consisting of Web hosting, shopping cart technology, payment authorization services and merchant bank services. By offering its commerce solution to members of the HyperMart network, Go2Net will receive monthly licensing fees and transaction fees from the merchants using the commerce solution.

    CREATE INNOVATIVE ADVERTISING SOLUTIONS. Go2Net believes that the traffic generated on its Web sites provides an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. Go2Net seeks to provide differentiated solutions to advertisers, helping them exploit the capabilities of the Internet as an advertising medium. Go2Net is actively seeking to develop innovative ways for advertisers to reach their target audiences through the Internet.

    ENHANCE AND EXPAND GO2NET'S PRODUCT OFFERINGS. Go2Net intends to enhance its product offerings with additional content, features and functionality to maintain and enhance its market position. Go2Net also plans to incorporate into its product offerings new technologies developed internally or licensed from other companies that it believes will further differentiate its product offerings and provide users with a unique, value-added experience. In order to expand its product offerings, Go2Net has completed acquisitions of businesses, technologies, content and services that are complementary or related to Go2Net's operations and may pursue other acquisitions in the future. Go2Net plans to pursue integration of additional subscription and other commerce areas in its existing and new Web sites.

    PROVIDE ORIGINAL, COMPELLING AND TARGETED SITES. Go2Net's Web sites focus on community and interactivity and offer what Go2Net believes are areas that are currently among the most popular areas of interest on the Internet: search and directory; small business and ecommerce services; personal finance and multi-player games. These specific areas offer Go2Net opportunities to deliver premium advertising opportunities to a user base with attractive demographics and to diversify its revenue stream through generating revenues from transactions-based commerce and licensing fees.

    ESTABLISH MARKET AWARENESS AND BRAND RECOGNITION. Go2Net believes that maintaining and building the GO2NET brand is a critical element of its strategy. In this regard, Go2Net has placed significant emphasis on establishing brand identity for its Internet sites and product offerings. Go2Net's brand and corporate identity seeks to reflect an Internet network that provides technology and user-driven Web sites. Go2Net's strategy is to build brand awareness through an integrated plan utilizing online and traditional media, public relations and promotions. Go2Net's media campaign has included traditional media such as print advertising in major newspapers, bus advertising and billboards. In addition, Go2Net utilizes non-traditional marketing channels, such as professional sports sponsorships, to increase its brand awareness. Go2Net plans to continue to promote its brand in on a nationwide marketing and branding campaign focused on major college and professional sports stadiums and arenas.

STRATEGIC RELATIONSHIPS

    In order to leverage its marketing resources and to facilitate the distribution of certain of Go2Net's products, Go2Net has established strategic licensing and distribution relationships with several companies, including Allegiance Telecom, Inc., Broadband Partners, Inc., Click2Learn.com, Inc., CommTouch Software, Ltd ("CommTouch") and Net2Phone, Inc.

    ALLEGIANCE TELECOM. Go2Net and Allegiance Telecom, a facilities-based competitive local exchange carrier that offers business telecommunications services, have formed a five year strategic alliance in which Go2Net will develop a customized private-label Internet portal which will provide, among other things, a comprehensive Internet start page and an online business center for Allegiance's business customers. The Allegiance private-label portal will provide a comprehensive Internet start page for Allegiance customers, incorporating customizable news, communication services (including e-mail, calendaring and instant messaging), discussion and stock information. It will also provide direct access to Go2Net's branded finance, search and small business offerings. The portal will feature the search capabilities of MetaCrawler, the personal finance information and discussion features of Silicon Investor and the Allegiance private-label Small Business Center, which will provide a variety of business resources and transaction services.

    BROADBAND PARTNERS. On October 1, 1999, Go2Net, Vulcan Ventures, an entity controlled by Paul G. Allen, and Charter Communications Holding Company entered into an agreement in principle to form Broadband Partners, a joint venture. Broadband Partners intends to provide broadband portal services initially to customers of Charter Communications, RCN Corporation and High Speed Access Corporation, and potentially to other cable operators. Under the joint venture, Go2Net will distribute customized versions of its content, services and technologies through Broadband Partners for further distribution to Charter Communications, RCN and High Speed Access Corporation. In exchange for licensing its products and services to Broadband Partners, Go2Net will receive fixed annual licensing fees and a portion of the advertising and commerce revenues generated by Broadband Partners from the use of Go2Net's content, services and technologies on the broadband platform.

    Charter Communications has agreed to use Broadband Partners' portal services exclusively for an initial six-year period that will begin when the portal services are launched, subject to certain exceptions. The joint venture has an initial 25-year term, subject to successive five-year renewals by mutual consent. Vulcan Ventures will own 55.2%, Charter Communications will own 24.9% and Go2Net will own 19.9% of Broadband's capital stock. Vulcan Ventures will have voting control over the Broadband entity. Broadband's board of directors will consist of three directors designated by Vulcan Ventures and one by each of Charter Communications and Go2Net.

    Go2Net believes that its participation in the Broadband Partners joint venture will facilitate the distribution of the Company's content, services and technologies through the broadband platform to the customers of Charter Communications, RCN and High Speed Access over the television digital set-top box and through the personal computer.

    CLICK2LEARN. Go2Net and Click2Learn.com will offer co-branded training offerings throughout the Go2Net Network. Go2Net will provide co-branded learning environments throughout its MetaCrawler, HyperMart, Virtual Avenue and Silicon Investor Web sites, offering users access to hundreds of online learning courses on various relevant topics. Go2Net Network community members will also have access to free ``2MinuteTutors(tm)" which are tutorials on a wide range of general-interest topics and free trials of courses from independent content providers. Go2Net and Click2Learn have agreed to build a series of 2MinuteTutors that will enhance the learning experience of Go2Net community members. These new 2MinuteTutors will be integrated throughout the Go2Net Network. In connection with the strategic alliance, Go2Net purchased 428,571 shares of Click2Learn's common stock and received warrants to purchase an additional 428,571 shares of common stock. Click2Learn also agreed to pay Go2Net a three year marketing fee for the distribution of its tutorials through the Go2Net Network.

    COMMTOUCH. As part of a comprehensive strategic marketing and distribution agreement between Go2Net and Commtouch, Go2Net launched CommTouch's Custom Mail free email services on Go2Net's MetaCrawler and Silicon Investor in October 1999. Go2Net plans to implement additional customized email and communications services across the Go2Net Network. The Custom Mail solution allows all registered Silicon Investor and MetaCrawler users to sign up for free, personalized Silicon Investor or MetaCrawler email accounts. In addition to free email, the Custom Mail service offered through the Go2Net sites provides online calendaring, contact lists and day-to-day 'to do' lists, among other features. In fiscal 2000, Go2Net plans on offering specialized, co-branded email and communication solutions through the HyperMart Network for small and medium sized businesses. This email service will enable the individual HyperMart Network's member businesses to automatically create customized, free email services for their sites' visitors. In connection with the strategic alliance, Go2Net purchased 896,057 shares of CommTouch's common stock and received warrants to purchase an additional 1,136,000 shares of common stock. Go2Net and CommTouch will share in the advertising revenues derived from the co-branded email offerings.

    NET2PHONE. Go2Net and Net2Phone will create a new unified messaging and communications center on the Go2Net Network, where users and online businesses will have the ability to send and receive voice mail, faxes, email and telephone calls from a single, integrated Web-based environment. Through the communications center, Go2Net's users will be able to download Net2Phone's PC-to-phone software and place calls to any telephone in the world. Net2Phone's IP telephony services will also be integrated into the HyperMart Network to provide its member businesses with access to the one-stop communications center. Net2Phone has agreed to pay Go2Net a three year marketing fee of $15 million for the distribution of its services through the Go2Net Network. In addition, Net2Phone and Go2Net will share in the revenues derived by Net2Phone from the IP telephony services, offered through the Go2Net Network, after Net2Phone has generated certain minimum revenues.

    OTHER RELATIONSHIPS. Go2Net also intends to leverage its current development resources and infrastructure by entering into strategic and licensing relationships with third party developers of content and technologies. Go2Net has agreements with information providers including S&P Comstock, Dow Jones & Company, Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., FreeEdgar, Reuters and Market Guide Inc. Go2Net has also established a relationship with InterNAP Network Services, Corporation, a Seattle-based public NAP, or network access point. The InterNAP headquarters, where Go2Net's servers are located, maintains multiple DS-3 circuits with some of the largest Internet service providers. This relationship helps to maximize the speed and accessibility of Go2Net's Web sites for users.

RECENT ACQUISITIONS

    The Company made the following acquisitions during and subsequent to the fiscal year ended September 30, 1999:

    - On December 31, 1998, the Company acquired Web21 the operator of 100Hot (www.100hot.com), a leading directory of the Web's most popular Web sites.

    - On April 16, 1999, the Company acquired Haggle Online (www.haggle.com), a provider of Web based person to person auction services.

    - On April 28, 1999, the Company acquired Virtual Avenue
      (www.virtualave.net), a leading provider of free Web hosting services for small and medium-sized businesses. As part of the transaction, Go2Net also acquired USA Online (www.usaol.com), a directory of business Web sites.

    - On May 13, 1999, the Company acquired IQC Corporation (www.iqc.com), a provider of financial charting and analytical tools.

    - On July 1, 1999, the Company acquired Authorize.Net (www.authorize.net), a leading payment authorization service for online businesses.

    - On August 4, 1999, the Company acquired Dogpile, LLC (www.dogpile.com), the operator of the Dogpile metasearch service.

    - On October 22, 1999, the Company acquired FreeYellow.com
      (www.freeyellow.com), a provider of free Web site building tools and hosting services.

    The above acquisitions, except the Web21 acquisition, were all accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to each acquired company's assets obtained and liabilities assumed based on their respective fair values and the results of operations of each acquired company are included in the Company's consolidated financial statements since the date of acquisition. The acquisition of Web21 was accounted for under the pooling method of accounting, and accordingly, historical balances have been restated to reflect the combined results of Web21 and Go2Net.

PRODUCTS AND SERVICES

    Go2Net offers various Internet sites, products and services. Internet users access these sites, products and services directly through the Go2Net Network home page or through the individual homepages of Go2Net's Internet sites.

    GO2NET PERSONAL. Go2Net Personal (www.go2net.com) provides users with a comprehensive Internet start page featuring the MetaCrawler metasearch service. In addition to general metasearch, Go2Net Personal offers customizable news, discussion and stock information, as well as direct access to Go2Net's own finance, free Web hosting, shopping and Java-based multiplayer game sites.

    SILICON INVESTOR. Silicon Investor (www.siliconinvestor.com) is the Web's premier financial discussion community. On Silicon Investor's message boards, users can discuss stocks with some of the top financial minds. It also offers comprehensive charting services and stock research resources. Silicon Investor is one of the most trafficked Web sites in the personal finance category.

    METACRAWLER. MetaCrawler (www.metacrawler.com), a metasearch service, is consistently rated the #1 metasearch service on the Web. In response to every user query, MetaCrawler incorporates responses from the top search engines and directories on the Web. It collates results, eliminates duplication, scores the results and provides the user with a comprehensive list of relevant sites. MetaCrawler offers a low-bandwidth version, power-search options and other customizable features. Additional value-added features include the MetaCrawler Marketplace, an online shopping center; directory services; MiniCrawler, a small desktop version of MetaCrawler; and the unique MetaSpy feature, which allows users to view other users' queries-in-progress.

    DOGPILE.COM Dogpile (www.dogpile.com) is a metasearch service that integrates several Web search and directory services into a single service. It also provides the user with the ability to search several other databases such as stock quotes, usenet articles, weather forecasts and yellow pages.

    HYPERMART NETWORK. The HyperMart Network, consisting of HyperMart (www.hypermart.net), Virtual Avenue (www.virtualave.net) and FreeYellow (www.freeyellow.com), provides free Web hosting services to businesses. The HyperMart Network represents one of the Web's largest communities of businesses. HyperMart and Virtual Avenue services include the HyperMart Small Business Center which offers businesses a comprehensive, one-stop portal featuring business products, services and reference materials. This complements Hypermart's customer support program which offers technical support twenty-four hours a day, seven days a week.

    AUTHORIZE.NET. Authorize.Net (www.authorize.net) is a leading payment authorization service for online businesses. Authorize.Net provides server-based transaction processing systems that enable businesses to authorize, process and manage credit card and electronic check transactions in a real-time, online environment from any computer with an Internet connection and a Web browser.

    PLAYSITE. PlaySite (www.playsite.com) offers 100% Java, multiplayer board and card games that incorporate chat, messaging, tournaments and player ratings. Playsite has won several editorial awards and its technical advances have been recognized by the multiplayer gaming industry and various media outlets.

    100HOT. 100Hot (www.100hot.com) is a directory of the most popular Web sites. The directory is created by using Internet activity data gathered from multiple sources to rank the world's most popular Web sites and compiles its listings based on the analysis of log files from cache servers located at strategic points throughout the Internet. The 100hot.com rankings enable Web users to find the most popular sites on the Internet as a whole, or within each of the 100hot.com categories.

    HAGGLE. Haggle Online (www.haggle.com) is an online auction site that adds auction services to the Go2Net Network. Haggle Online also provides Go2Net with a platform to extend auctions to the member businesses of the HyperMart Network.

    USA ONLINE. USA Online (www.usaol.com), is a directory of business Web sites featuring more than 200,000 listings organized geographically and by business category.

    WEBMARKET. WebMarket (www.webmarket.com), offers a comparison shopping service to Go2Net's users. WebMarket has introduced "metashopping" to the Web by offering online shoppers the ability to comparison shop from over 80 online merchants. It also provides reports and ratings on the Web's top merchant sites. Each user query is run through a comprehensive database of merchant Web sites. The search technology then returns to the user a list of prices on the item searched. Users can also sort results by merchant, brand, availability, shipping parameters and more. Each result has a link to the corresponding merchant site so that the user can immediately purchase the desired product from the vendor of choice.

REVENUE SOURCES

    ADVERTISING--Go2Net derives a significant portion of its revenues from advertising. As of September 30, 1999 Go2Net had relationships with over 450 advertisers, including Amazon.com, Ameritech, At-Hand, Barnesandnoble.com, Computer4Sure, Fleet Bank, Music Depot, Office Max and US West. The typical advertiser that Go2Net targets for advertising on the Go2Net Network is a large corporation or organization that currently advertises nationally in print, radio, television or electronic media, in addition to other types of corporations or organizations that currently advertise in electronic media. Go2Net's advertising sales efforts are managed by its internal advertising sales department, and supplemented from time to time with independent advertising sales agencies. The pricing strategy is generally based on the number of impressions delivered or sponsorship of certain areas, with the goal of incentivizing advertisers to sign long-term agreements.

    SUBSCRIPTIONS, MEMBERSHIPS, LICENSING, ECOMMERCE AND OTHER
TRANSACTIONS: Go2Net also generates revenues from subscriptions, licensing fees and transactions-based commerce fees. Go2Net offers subscription services on HyperMart, IQC.com and Silicon Investor. Additionally, Go2Net provides server-based transaction processing services that enable businesses to authorize, process and manage credit card and electronic check transactions in a real-time, online environment from any computer with an Internet connection and a Web browser. Go2Net also offers for sale products and services from certain of its advertisers and sponsors, for which it, in certain cases, receives a percentage of any revenues generated. Go2Net also seeks to license its content, services and technologies to third parties and has signed licensing agreements with several companies, including Allegiance Telecom, Lycos and DirectWeb. See "Financial Statements and Supplementary Data."

ADVERTISING SALES

    As of September 30, 1999, Go2Net's advertising sales, marketing and advertising sales support staff consisted of 56 full-time employees, 34 of whom were located at Go2Net's executive offices in Seattle. Go2Net also maintains advertising sales offices in Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Los Angeles, New York and San Francisco. Go2Net expects that its Internet-based advertising revenues will continue to be derived from the sale of advertising and sponsorships by Go2Net's direct sales department, supplemented by independent advertising sales agencies.

    Go2Net believes that the sponsorship of Internet-based products and services will play an increasingly important role in generating advertising revenues. Go2Net believes that tasteful, authentic sponsorships will lead the user to believe that the sponsor is not being forced upon them, but rather is presenting a value-added product and/or service. Indeed, sponsored content on the Web is becoming more and more prevalent.

    Go2Net offers each of its advertisers the opportunity to access the number of times their advertisements are viewed, and clicked on, on a daily basis through a private, dedicated URL located on Go2Net's Web servers. This process makes it easier for the advertiser to monitor the success of a particular advertisement on a daily basis, and gives the advertiser more confidence in the accuracy of the number of advertisement impressions delivered on Go2Net's Web site. In order to further serve the advertiser, Go2Net has from time to time established a page on its Web sites where users are asked to respond to a short survey in return for the opportunity to win prizes. Go2Net believes that the demographic information derived from such surveys has resulted in generating more interest in specific sites and attracting advertiser interest.

MARKETING

    Go2Net's marketing strategy is to enhance, promote and support a perception that Go2Net's Internet sites and product offerings are both original and compelling. Go2Net believes that it is necessary to provide Internet users with products and services that allow them a unique, value-added experience. To that end, Go2Net has focused on developing and offering Internet sites and technologies in areas where it believes it is positioned to offer unique, value-added products and services. This enhances the ability of Go2Net to provide Internet sites that it believes to be original and compelling, as well as unique to the Internet medium.

    Go2Net currently is focusing on a marketing strategy to maintain and build the Go2Net brand that includes periodic press releases promoting Go2Net's Internet sites and new products, services and technologies; important hires and other strategic relationships; and advertising on Web sites and in trade magazines. In addition, Go2Net's public relations strategy includes the development of relationships with various media to encourage editorial and press coverage.

    In 1999, Go2Net has embarked on a nationwide marketing and branding campaign focused on major college and professional sports stadiums and arenas. The program was launched during the 1999 college football season, with Go2Net's logo and Internet address appearing prominently on video boards and other locations throughout 13 major college football stadiums.

    Go2Net's branding efforts have also been extended to include home games of the Seattle Seahawks National Football League team and the Portland Trail Blazers National Basketball Association team. Some of the major college football stadiums included in Go2Net's branding campaign included home fields of the University of Tennessee, Purdue University, the University of Texas, Texas A&M, Vanderbilt and Oregon State University.

RESEARCH AND DEVELOPMENT

    A focus of Go2Net's research and development efforts is the enhancement of its technology applications and content through the use of Java-based software applications. Go2Net's programming staff devotes a portion of its time and efforts to the development of Java and other software applications, which are primarily used in connection with existing Company Internet sites and offerings. Product development expenses for the years ended September 30, 1999, 1998, and 1997 were $2,703,874, $1,376,238, and $798,146, respectively.

COMPETITION

    The market for Internet products and services is highly competitive. Furthermore, Go2Net expects the market for Internet advertising to become intensely competitive, as there are no substantial barriers to entry. Go2Net believes the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added products and services, features and quality of support.

    Go2Net competes with various companies and Internet sites, such as America OnLine, Inc., c/net, Inc. Excite@Home, Inc., The Go Network, Lycos, Inc., Microsoft Corporation, NBC Internet and Yahoo! Inc. for the time and attention of consumers and for advertising, subscription and ecommerce revenues. Competition among Internet sites is intense and is expected to increase significantly in the future. To compete successfully, Go2Net must develop and deliver popular, useful, efficient, unique, entertaining, informative and compelling product offerings to attract Internet users and to support advertising, subscription fees, licensing and ecommerce. Additionally, Go2Net competes for advertising revenue with numerous newspapers, magazines, television programs and radio broadcasts.

    In addition, a number of companies offering Internet products and services, including direct competitors of Go2Net, recently have begun to integrate multiple features within the products and services they offer to consumers. Integration of Internet products and services is occurring through development of competing products and through acquisitions of, or entering into joint ventures and/or licensing arrangements involving, competitors of Go2Net. Also, many other large media companies have announced that they are contemplating developing or acquiring Internet navigation services and are attempting to become "gateway" sites for Web users. Many, if not all, of these competitors offer a wider range of products and services than Go2Net, which products and services may be sufficiently attractive to Internet users to attract users to their services and, consequently, dissuade them from accessing Go2Net's Internet sites.

    The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at relatively low cost within relatively short time periods. In addition, Go2Net competes for the time and attention of Internet users with thousands of non-profit Internet sites operated by, among other persons, individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and start-up ventures attracted to the Internet market. Accordingly, Go2Net expects competition to persist and intensify and the number of competitors to increase significantly in the future. Should Go2Net seek in the future to attempt to expand the scope of its product offerings, it will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for Go2Net to anticipate which companies are likely to offer competitive products and services in the future.

    Go2Net believes that the competitive factors attracting Internet users include the quality of presentation and the relevance, timeliness, depth and breadth of information and services offered by Go2Net. With respect to attracting advertisers and advertising agencies, Go2Net believes that the competitive factors include, among others, the number of users accessing Go2Net's Internet sites, the demographics of such user base, Go2Net's ability to deliver targeted advertising and rich-media advertising through its Internet sites, and the overall cost-effectiveness and value of advertising offered by Go2Net. In addition, the success of Go2Net's business strategy depends on the sale of future Internet advertising at premium prices, based in part on the demographic characteristics of Go2Net's Internet users. With respect to attracting subscription-based users, Go2Net believes that the competitive factors include, among others, the quality, uniqueness and usefulness of the products or services provided, the price charged for such product or service and the cost and accessibility of similar products and services through the Internet or competing media.

    Many, if not all, of Go2Net's current and potential competitors have significantly greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition and greater experience than Go2Net; and also have established relationships with more advertisers and advertising agencies. Many, if not all, of such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive advertising and subscription price policies and devote substantially more resources to developing Internet-based products and services than Go2Net.

EMPLOYEES

    As of September 30, 1999, Go2Net had a total of 225 employees, 162 of whom were based at Go2Net's executive offices in Seattle, Washington, 33 of whom were based in Provo, Utah, and a total of 30 located in San Francisco, Los Angeles and Davis, California, New York, Boston, Dallas, Atlanta, Austin, Chicago and Detroit. Of the total of 225 employees, 67 were in sales and marketing, 79 were in providing and editing content for the Internet sites, 44 were in programming, design, quality assurance, technical support, documentation and product development, and 35 were in administrative and finance functions. In addition, as of September 30, 1999, Go2Net had agreements with 3 independent contractors to provide various services. None of Go2Net's employees are represented by a labor union, and Go2Net considers its employee relations to be good.

INTELLECTUAL PROPERTY

    Go2Net regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. The Company relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. The success of Go2Net is dependent upon its ability to protect and leverage the value, if any, of its original Internet technologies, software and content as well as its trademarks, trade names, service marks, domain names and other proprietary rights it either currently has or may have in the future. Go2Net has obtained service marks for its logo and name, as well as for the names of each of its Internet sites. Given the uncertain application of existing copyright and trademark laws to the Internet, there can be no assurance that existing laws will provide adequate protection for Go2Net's technologies, Internet sites or domain names. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company chooses to distribute or make available through the Internet its products and media properties. Policing unauthorized use of Go2Net's technologies, content and other intellectual property rights entails significant expenses and could be difficult or impossible to do given, among other things, the global nature of the Internet.

    Go2Net has licensed in the past, and may license in the future, elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties. While the Company attempts to ensure that the quality of its brand is maintained by its licensees, its licensees may take actions that could materially and adversely affect the value of its proprietary rights or the reputation of its products and media properties. The distinctive elements of Go2Net's intellectual property may not be protectible under copyright law. Go2Net cannot guarantee that the steps that it has taken to protect its proprietary rights will be adequate.

    Many parties are actively developing search, indexing, ecommerce and other Web-related technologies. Go2Net believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, Go2Net is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, Web-based information and retrieval, online direct marketing, fantasy sports and common Web graphics formats and mapping technologies. The Company anticipates that additional third-party patents will be issued in the future. Parties could assert patent infringement claims against the Company. In these situations, to the extent that Go2Net were to determine that licensing such patents would be appropriate, it cannot guarantee that it would be able to license such patents on reasonable terms. Go2Net may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that Go2net has infringed such third-party rights, the Company could incur substantial monetary liability and be prevented from using the rights in the future.

METACRAWLER LICENSE AGREEMENT

    On January 31, 1997, Go2Net and Netbot entered into the MetaCrawler License Agreement pursuant to which Netbot granted Go2Net an exclusive (subject to certain limited exceptions), worldwide license to provide the MetaCrawler Service. Netbot was acquired by Excite, Inc. in November 1997 and Excite was acquired by @Home Corporation in May 1999. As part of the MetaCrawler License Agreement, Go2Net has the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). Netbot licensed the MetaCrawler Service and the other intellectual property rights associated therewith from the University of Washington ("UW") on an exclusive basis. The license has been granted to Go2Net by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service, and the license is subject to the rights of UW to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the UW domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to Go2Net pursuant to the MetaCrawler License Agreement. A substantial portion of the traffic to Go2Net's Internet sites is currently derived from users of the MetaCrawler Service. Although the MetaCrawler License Agreement may be terminated by Netbot only upon a material default by Go2Net thereunder, the termination of the MetaCrawler License Agreement could have a material adverse effect on Go2Net's business, financial condition and operating results. Moreover, the termination of the License Agreement between UW and Netbot relating to Netbot's license of the MetaCrawler Service would result in the inability of Go2Net to continue to provide the MetaCrawler Service under the MetaCrawler License Agreement, which could have a material adverse effect on Go2Net's business, financial condition and operating results. In addition, any failure by Go2Net to continue the MetaCrawler Service for any reason could have a material adverse effect on Go2Net's business, financial condition and operating results.

    Pursuant to the MetaCrawler License Agreement Go2Net paid Netbot an initial license fee of $100,000. Additionally, Go2Net pays to Netbot an annual fee of $25,000. Go2Net has agreed to pay Netbot annual royalties of 7.5% based on Go2Net's gross revenues received from the MetaCrawler Service, which royalties will be reduced by the $25,000 minimum annual payment.

GOVERNMENT REGULATIONS

    As a publisher and a distributor of content over the Internet, Go2Net faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. Such claims have been brought, and sometimes successfully prosecuted, against Internet services. In addition, Go2Net could be exposed to liability with respect to the content or unauthorized duplication of material indexed in its search services. Although Go2Net carries general liability insurance, Go2Net's insurance may not cover potential claims of this type or may not be adequate to indemnify Go2Net for all liability that may be imposed.

    As a provider of Internet content, Go2Net is subject to the provisions of existing and future United States federal legislation that can be applied to Go2Net's undertakings. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as, among other things, privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet-based products and services. The adoption of restrictive laws and regulations could decrease the growth of the use of the Internet or expose Go2Net to significant liabilities associated with content available on or through Go2Net's Internet sites or otherwise cause a material adverse effect on Go2Net's business, financial condition and operating results. Application to the Internet of existing laws and regulations governing issues such as, among other things, property ownership, libel and personal privacy is also subject to substantial uncertainty.

    The adoption of such laws and regulations and the potential adoption of new and more restrictive laws and regulations may decrease the growth of the Internet, which in turn could decrease the attractiveness of Go2Net's Internet sites and reduce the demand for advertising thereon. In addition, the need to monitor and comply with existing and future laws and regulations will increase Go2Net's cost of doing business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

ITEM 2.  PROPERTIES

    Go2Net's executive offices are located in downtown Seattle, Washington at 999 Third Street in an office building in which Go2Net leases 13,481 square feet under a sublease that expires in September 2003. Go2Net has also leased an additional 24,671 square feet of office space under various subleases in the same office building. Go2Net has entered into a lease agreement with Triad Pier 70, L.L.C., owner of Seattle's Pier 70, to move its company headquarters to an 80,000-square-foot space in the historic waterfront property. The lease is for a term of 7 years. Go2Net is currently scheduled to move to Pier 70 in the second quarter of fiscal 2000. In addition, Go2Net also maintains offices in New York, Los Angeles, Boston, Austin, Dallas, Atlanta, Chicago, Detroit, Provo, San Francisco and Davis. Go2Net believes its office space will be adequate for its needs for the present and the immediate future.

    Go2Net's operations are dependent in part upon its ability to protect against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Go2Net does not have a disaster recovery plan or sufficient business interruption insurance to compensate it for losses that may occur as a result of any of these events. The occurrence of any of these events could result in interruptions, delays or cessation in service to users of Go2Net's Internet sites, which could have a material adverse effect on Go2Net's business, financial condition and operating results.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended September 30, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of Form 10-K with respect to executive officers of Go2Net is set forth below. Executive officers of Go2Net are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of Go2Net.

    The executive officers of Go2Net are:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Russell C. Horowitz.......................     33      Chief Executive Officer, Chief Financial
                                                       Officer and Chairman of the Board
John Keister..............................     33      President
Michael J. Riccio, Jr.....................     38      Chief Operating Officer
Oren Etzioni..............................     35      Chief Technology Officer

    RUSSELL C. HOROWITZ is a founder of Go2Net and has served as its Chief Executive Officer, Chief Financial Officer and a director since its inception in February 1996. From February 1996 until January 1999, he served as Go2Net's President. In March 1996, Mr. Horowitz founded Xanthus Capital, L.P., a Seattle, Washington-based merchant bank that focuses primarily on developing companies in emerging growth industries or special situations. Mr. Horowitz serves as the Chief Executive Officer and a director of Xanthus Management, L.L.C., the general partner of Xanthus Capital, L.P., and of DMR Investments, L.L.C., the investment advisor to Xanthus Capital, L.P. In July 1992, Mr. Horowitz was a founder of Active Apparel Group, Inc., a New York-based apparel supplier. From 1992 until April 1994, Mr. Horowitz served as its Chief Financial Officer; and from May 1994 until May 1997, Mr. Horowitz served as its Director of Corporate Development and Investor Relations. Prior to July 1992, Mr. Horowitz served as a financial advisor to start-up and developing companies. Mr. Horowitz received a B.A. in Economics from Columbia College of Columbia University in 1988.

    JOHN KEISTER is a founder of Go2Net and has served as Go2Net's President since January 1999. From Go2Net's inception in February 1996 through
December 1998 he served as the Chief Operating Officer, and from September 1997 through June 1999, he served as a director. From 1994 to February 1996, Mr. Keister served as the President, Chief Operating Officer and a director of ViewCom Technology International, Inc., a Seattle, Washington-based computer software developer. From 1992 to 1994, Mr. Keister managed European marketing operations for Dorian International, Inc., a White Plains, New York-based export management company. Mr. Keister received a B.A. in International Affairs and Philosophy from Occidental College in 1989.

    MICHAEL J. RICCIO, JR. has served as the Company's Chief Operating Officer since January 1999, and a director of the Company from September 1997 through June 1999. From 1989 through December 1998, Mr. Riccio was an attorney with Hutchins, Wheeler & Dittmar, a Boston-based law firm, most recently serving as a shareholder of the Firm. Prior to joining Hutchins, Wheeler & Dittmar,
Mr. Riccio was an associate of Willkie Farr & Gallagher, a New York-based law firm. Mr. Riccio received a B.S. in Business Administration from Bucknell University in 1983 and a J.D. from Albany Law School of Union University in 1986.

    DR. OREN ETZIONI has served as the Company's Chief Technology Officer since March 1999. From October 1998 until June 1999, he served on Go2Net's Board of Directors. Dr. Etzioni was an associate professor at the University of Washington's Department of Computer Science from 1996. Prior to 1996,
Dr. Etzioni was an assistant professor at the University of Washington's Department of Computer Science. Dr. Etzion also co-founded Netbot, Inc., which was acquired by Excite, Inc. in 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    (a) The common stock of the Company traded on the NASDAQ SmallCap Market under the symbol "GNET" from the Company's initial public offering on April 23, 1997 until October 1, 1998. On October 1, 1998, the Company's common stock was approved for trading on the NASDAQ National Market and has traded on the NASDAQ National Market since that time. Prior to that time, there was no public market for the Company's common stock. The following table sets forth the high and low last reported sales prices for the Company's common stock for the period indicated as reported by the NASDAQ SmallCap Market or the NASDAQ National Market as applicable adjusted for two two-for-one stock splits on February 23, 1999 and June 24, 1999.

YEAR                   FISCAL QUARTER ENDED                       HIGH             LOW
----   -----------------------------------------------------  -------------   -------------
1997   June 30, 1997 (commencing April 23, 1997)............    2 3/4           1 5/16
       September 30, 1997...................................    2 29/64         1 13/32

1998   December 31, 1997....................................    2 9/16          1 5/8
       March 31, 1998.......................................    4 11/16         1 23/32
       June 30, 1998........................................    9 3/4           4 3/32
       September 30, 1998...................................    8 3/4           3 13/64

1999   December 31, 1998....................................   12 15/16         3 1/2
       March 31, 1999.......................................   78               8 27/32
       June 30, 1999........................................   99 1/2          45
       September 30, 1999...................................   96 1/2          46 1/16
       October 1, 1999 (through December 28, 1999)..........   53 1/2         100 1/16

    As of December 28, 1999 Go2Net had 30,331,754 shares of common stock outstanding held by approximately 66 shareholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

    Go2Net has not paid cash dividends on its common stock. Go2Net anticipates it will continue to reinvest earnings to finance future growth, and therefore does not intend to pay cash dividends in the foreseeable future.

    (b) In two issuances on March 15 and June 17, 1999, the Company sold a total of 300,000 shares of Series A convertible preferred stock, par value $.01 per share, to Vulcan Ventures Incorporated for total consideration of $300 million. The Series A shares were initially convertible into 9,075,782 shares of common stock subject to adjustments for stock splits, stock dividends and other Company transactions. The Series A shares were issued pursuant to an exemption from the registration requirements of the Securities Act, afforded by Section 4(2) of the Securities Act of 1933.

    (c) Go2Net made the following unregistered sales of the Company's common stock during the fiscal year ended September 30, 1999.

                                        NAME OF
                         AMOUNT OF    UNDERWRITER                       PERSONS OR CLASS OF
                        SECURITIES    OR PLACEMENT   CONSIDERATION      PERSONS TO WHOM THE          EXEMPTION FROM
TRANSACTION DATE           SOLD          AGENT         RECEIVED        SECURITIES WERE SOLD       REGISTRATION CLAIMED
----------------        -----------   ------------   -------------   -------------------------  -------------------------
December 31, 1998       1,343,780(1)      None             (1)       Shareholders and option    Section 4(2) of the
                                                                     holders of Web21, Inc.     Securities Act of 1933

April 16, 1999             84,064(2)      None             (2)       Shareholders and option    Section 4(2) of the
                                                                     holders of Haggle Online   Securities Act of 1933

April 28, 1999            300,000(3)      None             (3)       Shareholders of Virtual    Section 4(2) of the
                                                                     Avenue and USAOnline       Securities Act of 1933

May 13, 1999              297,204(4)      None             (4)       Shareholders and option    Section 4(2) of the
                                                                     holders of IQC             Securities Act of 1933

July 1, 1999            1,005,713(5)      None             (5)       Shareholders and option    Section 4(2) of the
                                                                     holders of Authorize.Net   Securities Act of 1933

August 4, 1999            682,156(6)      None             (6)       Members of Dogpile         Section 4(2) of the
                                                                                                Securities Act of 1933

------------------------------

(1) Pursuant to an Agreement and Plan of Merger dated December 31, 1998, by and among the Company, WTO Acquisition Corp., Web21, Inc. and Bert Fornaciari, the principal shareholder of Web21, the Company acquired all of the outstanding capital stock of Web21 and options to purchase Web21 capital stock in exchange for 1,343,780 shares and options to purchase shares of common stock of the Company. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 12, 1999.

(2) Pursuant to an Agreement and Plan of Merger dated April 16, 1999, by and among the Company, HO Acquisition Corp., Haggle Online, Inc, and the principal shareholder of Haggle, the Company acquired all of the outstanding capital stock and options to purchase capital stock of Haggle in exchange for 84,064 shares and options to purchase common stock of the Company. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 13, 1999.

(3) Pursuant to an Agreement and Plan of Merger dated April 28, 1999, by and among the Company, USAO Acquisition Corp., Virtual Avenue, Inc.,
    USAOnline, Inc. and those parties named therein, the Company acquired all of the outstanding capital stock of Virtual Avenue and USAOnline in exchange for 300,000 shares of common stock of the Company. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 13, 1999.

(4) Pursuant to an Agreement and Plan of Merger dated May 13, 1999 by and among the Company, VA Acquisition Corp., IQC Corporation and the security holders of IQC, the Company acquired all of the capital stock and options to purchase capital stock of IQC in exchange for 297,204 shares and options to purchase shares of Company common stock. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 13, 1999.

(5) Pursuant to an Agreement and Plan of Merger dated July 1, 1999 by and among the Company, 3I Acquisition Corp., Authorize.Net Corporation and the principal shareholders of Authorize, the Company acquired all of the outstanding shares of capital stock and options to purchase capital stock of Authorize.Net in exchange for 1,005,713 shares and options to purchase shares of Company common stock and $13,500,000 in cash. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 13, 1999.

(6) Pursuant to an Interest Purchase Agreement dated August 4, 1999, by and among the Company, Dogpile, LLC, Pile, Inc., Thunderstone Software LLC, the stockholders of Pile and the member of Thunderstone, the Company purchased all of the outstanding membership interests of Dogpile in exchange for 682,156 shares of common stock of the Company and $15,000,000 in cash. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 3, 1999.

ITEM 6:  SELECTED FINANCIAL DATA

    The following table sets forth financial data and other operating information of Go2Net. The selected financial data presented in the table is derived from the financial statements of Go2Net. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Report.

                                        YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                       -------------   -------------   -------------   -------------   -------------
                                           1999            1998            1997            1996            1995
                                       -------------   -------------   -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $ 22,435,035     $ 7,109,432    $  1,627,964     $  301,247       $ 46,863
Cost of revenues.....................     4,604,193       2,295,194         371,810         18,847         14,555
Operating expenses:
  Sales and marketing................     6,347,873       2,044,086         531,758         15,541            295
  General and administrative.........     6,068,647       2,454,620       1,711,380        163,408          3,818
  Product development................     2,703,874       1,376,238         798,146        544,966         30,687
  Merger and acquisition related
    costs............................       873,094       1,035,494              --             --             --
  Stock compensation expense.........       773,584         212,841          71,156             --             --
  Amortization of intangibles........    19,432,304              --              --             --             --
  Impairment loss....................            --         398,126              --             --             --
                                       ------------     -----------    ------------     ----------       --------
  Total operating expenses...........    36,199,376       7,521,405       3,112,440        723,915         34,800
                                       ------------     -----------    ------------     ----------       --------
Loss from operations.................   (18,368,534)     (2,707,167)     (1,856,286)      (441,515)        (2,492)
Interest income......................     6,810,866         510,529         249,488         12,752             --
                                       ------------     -----------    ------------     ----------       --------
Loss before taxes....................   (11,557,668)     (2,196,638)     (1,606,798)      (428,763)        (2,492)
Income tax expense (benefit).........      (714,862)         69,220          67,347            800            800
                                       ------------     -----------    ------------     ----------       --------
Net loss.............................  $(10,842,806)    $(2,265,858)   $ (1,674,145)    $ (429,563)      $ (3,292)
                                       ============     ===========    ============     ==========       ========
Net loss applicable to common
  stockholders per share.............  $      (6.44)    $     (0.09)   $      (0.08)    $    (0.07)      $  (0.00)
Shares used in computing net loss per
  share(1)...........................    26,524,025      24,817,559      20,107,816      6,577,996      1,305,280

                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1999            1998            1997            1996            1995
                                       -------------   -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.........................  $217,786,513     $ 8,885,602     $11,071,214     $  891,468       $ 44,567
Working capital......................   220,322,365       9,310,587      11,088,806        900,265         44,675
Total assets.........................   508,259,068      12,535,209      13,218,870      1,287,589        107,346
Stockholders' equity.................   480,931,375      10,971,576      12,820,747      1,224,359        107,346

------------------------------

(1) Net loss applicable to common stockholders per share is calculated using the weighted average number of shares of Common Stock outstanding during such period. Net loss applicable to common stockholders per share for the year ended September 30, 1999 includes a preferred stock dividend charge of $159,930,733. See Note 1 to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. GO2NET'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "FACTORS AFFECTING GO2NET'S BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION" AS WELL AS THOSE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    Go2Net, Inc. (including its subsidiaries, "Go2Net" or the "Company") offers through the World Wide Web a network of branded properties and aggregated content in the categories of search and directory, small business and electronic commerce services, personal finance and multi-player games. The Company also offers electronic commerce solutions to online merchants by providing payment authorization and other services to small and medium-sized businesses. The Company is using its proprietary, scaleable technology platform to develop private label portal and ecommerce content solutions for strategic partners to extend the distribution of its products and services. Go2Net's branded Web properties offered through the Go2Net Network include:

    - Go2Net Personal (www.go2net.com), which provides users with a comprehensive Internet start page offering customizable news, discussion and portfolio information as well as direct access to Go2Net's own finance, search and directory, free Web hosting, shopping, auction and multiplayer games sites;

    - MetaCrawler (www.metacrawler.com) and Dogpile (www.dogpile.com), the Web's leading providers of metasearch services, which simultaneously query a variety of search engines and directory services;

    - Silicon Investor (www.siliconinvestor.com), the Web's premier financial discussion community which also offers proprietary articles, portfolio tracking tools, company research, charting and analytics and business and finance news;

    - The HyperMart Network, consisting of HyperMart (www.hypermart.net), Virtual Avenue (www.virtualave.net) and FreeYellow.com
      (www.freeyellow.com), the Web's leading provider of free hosting services for small businesses;

    - Authorize.Net (www.authorize.net), a leading payment authorization service for online businesses;

    - Haggle Online (www.haggle.com), a provider of Web based person to person auction services;

    - WebMarket (www.webmarket.com), a one-step comparison shopping service;

    - 100Hot (www.100hot.com), a leading directory of the Web's most popular sites; and

    - PlaySite (www.playsite.com), a Java-based multiplayer games site.

    Since the commercial launch of Go2Net's first Web site in November 1996, traffic on the Go2Net Network has increased significantly. During the month of September 1999, the Go2Net Network had approximately 25.8 million average page views per day. Also, during the month of September 1999, the Go2Net Network had over 9.8 million unique users, according to Web-ranking firm Media Metrix.

    Go2Net believes that the traffic and user demographics on its Web sites provide an attractive platform for measurable, targeted, cost-effective and interactive advertising on the Internet. As of September 30 1999, Go2Net had relationships with over 450 advertisers, including Amazon.com, Ameritech, At-Hand, Barnesandnoble.com, Computer4Sure, Fleet Bank, Music Depot, Office Max and US West. Since inception, a significant portion of of Go2Net's revenue has been derived from advertising sales. In addition,

Go2Net has established strategic licensing and distribution relationships with several companies, including Allegiance Telecom, Inc., Broadband Partners, LLC, CommTouch Software, Ltd., Click2Learn.com. and Net2Phone, Inc.

RESULTS OF OPERATIONS

REVENUES

    Total revenues increased from $1,627,964 in 1997 to $7,109,432 in 1998. Revenue increased to $22,435,035 in 1999. These increases were primarily the result of increases both in the number of advertisers on Go2Net's Web sites and in the size of advertising contracts. Go2Net expects to continue to derive a significant portion of its revenue from selling advertisements on the Go2Net Network. Given the competitive nature of Web based advertising, advertising rates are subject to intensive price pressure. A reduction in Go2Net's advertising rates, the number of advertisers or the value of advertising contracts as a result of competition or otherwise, could adversely affect revenues in the future.

    Advertising revenues increased $10,651,548, or 183%, to $16,456,463 for the year ended September 30, 1999, representing 73% of total revenues. For the previous year ended September 30, 1998, advertising revenues were $5,804,915 representing 82% of total revenues. For the year ended September 30, 1997 advertising revenues were $1,353,758 representing 83% of total revenues. The increase in advertising revenue year over year was attributable primarily to an increase in the number of advertisers as well as growth in the average contract size and value.

    Go2Net derives a substantial portion of its revenues from the sale of advertisements on its Web sites, primarily through banner advertisements and sponsorships. Advertising contracts are primarily sold as: (1) a "run of site" contract under which a customer is often guaranteed a number of impressions;
(2) a "key word" contract in which a customer purchases the right to advertise in connection with specified word searches; or (3) a "targeted" contract where the customer purchases a specified number of impressions in one of the sites or on a specified page or network.

    Electronic commerce, subscription, license and other revenues increased $4,674,055 or 358%, to $5,978,572 for the year ended September 30, 1999, representing 27% of total revenues. For the previous year ended September 30, 1998, electronic commerce, subscription, license and other revenues were $1,304,517, representing 18% of total revenues. For the year ended
September 30, 1997, electronic commerce, subscription, license and other revenues were $274,206, representing 17% of total revenues. The increase in electronic commerce, subscription, license and other revenues for 1999 relative to 1998 is primarily attributable to ecommerce fees from Authorize.Net. The increase was also the result of increases in subscription fees from Silicon Investor, IQC and HyperMart. The remaining increase is due to the addition of several new strategic relationships during the year, including, among others, Fleet, FreeShop and LookSmart. The increase in electronic commerce, subscription, license and other revenues for the 1998 relative to 1997 is due to increases in subscription fees for Silicon Investor and HyperMart.

    Electronic commerce revenues are derived principally from setup and gateway licensing fees paid for Authorize.Net's suite of ecommerce products as well as from royalties from the sale of goods and services from the Company's Web sites. The Company's license revenues are derived principally from product licensing fees and fees from maintenance and support of its products. Electronic commerce, license and product revenues are generally recognized upon delivery provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products, including revenues bundled with the initial licensing fees, are deferred and recognized ratably over the service period.

COST OF REVENUES

    Cost of revenues includes hosting costs, royalties and other cost of revenues and amortization of certain purchased technology. Hosting costs relate to the maintenance and technical support of Go2Net's Web sites and consist of personnel costs, third party hosting costs, equipment depreciation and overhead allocations. Royalties and other cost of revenues include expenses related to royalties, license agreements and revenue sharing agreements for content and other services. Cost of revenues increased by $2,308,999 from $2,295,194, or 32% of revenues for 1998, to $4,604,193, or 21% of revenues, for 1999. Cost of revenues increased by $1,923,384 from $371,810, or 23% of revenues for 1997, to $2,295,194, or 32% of revenues, for 1998. The increases year over year are primarily due to increased hosting costs to support Go2Net's sites, along with an increase in royalties and content associated with the corresponding increase in revenues.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and sales commissions, public relations, travel and costs of marketing literature. Sales and marketing expenses increased from $2,044,086, or 29% of revenues in 1998, to $6,347,873, or 28% of revenue in 1999. Sales and marketing expenses increased from $531,758, or 33% of revenue in 1997 to $2,044,086 in 1998. The increase year over year in sales and marketing expenses is primarily due to hiring of sales and marketing personnel, the launching or redevelopment of new Web sites and the marketing of such Web sites. In order to continue promoting its brands Go2Net intends to significantly increase its sales and marketing expenses in future periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to other cost or expense categories, rent expense, fees for professional services and other general expenses. General and administrative expenses increased from $2,454,620, or 35% of revenue in 1998 to $6,068,647, or 27% of revenue in 1999. General and administrative expenses increased from $1,711,380, or 105% of revenue in 1997 to $2,454,620 in 1998. The increase in general and administrative expenses is due to the increase in personnel, professional services and the expansion of Go2Net's corporate infrastructure. Go2Net expects general and administrative expenses to continue to increase in future periods as a result of adding infrastructure and assimilating acquisitions of acquired technologies and businesses.

Stock compensation principally related to general and administrative expenses totaled $71,156 in 1997, $212,841 in 1998 and $773,584 in 1999. The 1997 and
1998 amounts related to options granted with an exercise price less than the fair value of the underlying common stock. The 1999 amounts related primarily to a granting of stock options to consultants and employees and stock option modifications for terminated employees.

PRODUCT DEVELOPMENT. Product development expenses consist of expenses incurred by Go2Net in the development and creation of its Internet sites and product offerings. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing, and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of Go2Net's Web sites have been expensed. Product development expenses increased from $1,376,238, or 19% of revenue for 1998 to $2,703,874, or 12% of revenue for
1999. Product development expenses increased from $798,146, or 49% of revenue in 1997, to $1,376,238 in 1998. The increase year over year in product development expenses is the result of the increased staff required to develop and enhance Go2Net's Web sites. Go2Net believes that significant investments in enhancing its Web sites and product offerings will be necessary to be competitive. As a result, Go2Net may continue to incur, or increase the level of, product development expenses.

IMPAIRMENT LOSS. Go2Net recognized a charge of $398,126 in 1998 to reflect permanent impairment in Go2Net's original investment in certain technology licenses where Go2Net no longer uses the technology.

MERGER AND ACQUISITION RELATED COSTS. Merger and acquisition related costs totaled $873,094, and $1,035,494 in 1999 and 1998, respectively, with no costs incurred for 1997. Merger and acquisition related costs of $873,094 in 1999, primarily related to the Web21 pooling of interests combination. Of the 1998 costs, $319,512 and $715,982 related to the HyperMart and Silicon Investor pooling of interests combinations, respectively.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles totaled $19,432,304 in 1999 and related to the amortization of goodwill and identifiable intangibles obtained through the 1999 purchase business combinations. There was no such amortization in 1998 and 1997.

INTEREST INCOME. Interest income was $249,488, $510,529 and $6,810,866 in 1997, 1998 and 1999, respectively. The increase from 1997 to 1998 reflected interest earned on investments from cash received from the Company's initial public offering in April of 1997. The increase from 1998 to 1999 reflected interest earned on a $300 million equity investment in Go2Net by Vulcan Ventures Inc.

INCOME TAXES. Go2Net has recorded an income tax benefit of $714,862 in 1999. The actual income tax benefit differed from the expected federal tax benefit because of non-deductible goodwill and increases in the deferred tax asset valuation allowance. The income tax expense of $69,220 and $67,347 in 1998 and 1997, respectively, related primarily to the business of Web21 prior to the 1999 merger with the Company. As of September 30, 1999, Go2Net had federal net operating loss carry forwards of approximately $58,000,000, which begin to expire in 2019. The Company has provided a valuation allowance related to the net operating loss carryforward; however, if realized, the benefit would result in a credit to stockholders' equity. See Note 3 of Notes to Consolidated Financial Statements.

    SELECTED QUARTERLY DATA: The following table sets forth the selected quarterly data for the years ended September 30, 1999 and 1998.

                                          FISCAL 1999 QUARTER ENDED
                          ---------------------------------------------------------
                            SEPT. 30        JUN. 30        MAR. 31        DEC. 31
                          ------------   -------------   ------------   -----------
Revenue.................  $  9,783,748   $   5,726,004   $  4,325,243   $ 2,600,040

Cost of revenue.........     1,772,125       1,205,310        938,666       688,092

Gross Profit............     8,011,623       4,520,694      3,386,577     1,911,948

Operating expenses:
  Sales and marketing...     2,729,322       1,481,248      1,216,420       920,883
  General and
    administrative......     2,370,730       1,751,192      1,213,164       733,561
  Product development...     1,251,470         634,711        422,767       394,926
  Merger and acquisition
    related costs.......        33,048         189,789             --       650,257
  Stock compensation....         2,665         693,652          6,320        70,947
  Amortization of
    intangibles.........    16,691,541       2,740,763             --            --
  Impairment loss.......            --              --             --            --
                          ------------   -------------   ------------   -----------
    Total operating
      expenses..........    23,078,776       7,491,355      2,858,671     2,770,574
                          ------------   -------------   ------------   -----------

Income (loss) from
  operations............   (15,067,153)     (2,970,661)       527,906      (858,626)

Interest income.........     3,659,440       2,422,248        613,406       115,772
                          ------------   -------------   ------------   -----------

Income (loss) before
  income taxes..........   (11,407,713)       (548,413)     1,141,312      (742,854)

Income taxes............      (733,395)         18,533             --            --
                          ------------   -------------   ------------   -----------

Net Income (Loss).......   (10,674,318)       (566,946)     1,141,312      (742,854)
                          ============   =============   ============   ===========

Preferred stock
  dividend..............            --     107,000,447     52,930,286            --
Net loss applicable to
  common stockholders...  $(10,674,318)  $(107,567,393)  $(51,788,974)  $  (742,854)
Basic and diluted net
  loss per share........  $      (0.37)  $       (4.07)  $      (2.04)  $     (0.03)
Shares used in computing
  basic and diluted net
  loss per share........    29,062,706      26,401,610     25,429,050    25,250,308

                                        FISCAL 1998 QUARTER ENDED
                          -----------------------------------------------------
                           SEPT. 30       JUN. 30       MAR. 31       DEC. 31
                          -----------   -----------   -----------   -----------
Revenue.................  $ 2,486,842   $ 1,969,306   $ 1,543,395   $ 1,109,889
Cost of revenue.........      697,254       681,279       568,057       348,604
Gross Profit............    1,789,588     1,288,027       975,338       761,285
Operating expenses:
  Sales and marketing...      616,717       511,924       470,450       444,995
  General and
    administrative......      924,690       712,602       472,548       344,780
  Product development...      373,339       339,574       329,660       333,665
  Merger and acquisition
    related costs.......      319,512       715,982            --            --
  Stock compensation....       53,210        88,683        35,474        35,474
  Amortization of
    intangibles.........           --            --            --            --
  Impairment loss.......           --       398,126            --            --
                          -----------   -----------   -----------   -----------
    Total operating
      expenses..........    2,287,468     2,766,891     1,308,132     1,158,914
                          -----------   -----------   -----------   -----------
Income (loss) from
  operations............     (497,880)   (1,478,864)     (332,794)     (397,629)
Interest income.........      127,312       135,047       123,265       124,905
                          -----------   -----------   -----------   -----------
Income (loss) before
  income taxes..........     (370,568)   (1,343,817)     (209,529)     (272,724)
Income taxes............       29,609        19,806        19,805            --
                          -----------   -----------   -----------   -----------
Net Income (Loss).......     (400,177)   (1,363,623)     (229,334)     (272,724)
                          ===========   ===========   ===========   ===========
Preferred stock
  dividend..............           --            --            --            --
Net loss applicable to
  common stockholders...  $  (400,177)  $(1,363,623)  $  (229,334)  $  (272,724)
Basic and diluted net
  loss per share........  $     (0.02)  $     (0.06)  $     (0.01)  $     (0.01)
Shares used in computing
  basic and diluted net
  loss per share........   24,822,636    24,353,190    24,310,950    24,282,808

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, Go2Net's principal source of liquidity was $217,786,513 in cash, cash equivalents and short term investments derived primarily from the sale of Go2Net's preferred and common equity securities. As of September 30, 1999, Go2Net also had a $15,000,000 revolving line of credit that expires on August 30, 2000. All borrowings under such line of credit accrue interest at either the bank's prime lending rate (8.25% per annum as of September 30, 1999) or LIBOR plus 1.75%. As of September 30, 1999, no borrowings were outstanding under this line of credit. Go2Net has primarily financed its operations through the sale of equity securities.

    Operating activities used cash of $2,697,349, and $1,253,501 in 1997 and 1998, respectively. The increased use of cash was primarily due to operating losses and increases in accounts receivable and deposits. Operating activities generated cash of $8,561,047 in 1999. The source of cash was primarily due to non-cash amortization expenses, along with increases in deferred revenues and accrued expenses. Go2Net has in the past, and may in the future, acquire businesses which may result in an increase in the use of cash to support operations.

    Investing activities used cash of $333,816, $9,111,367 and $244,239,189 in 1997, 1998 and 1999, respectively. The use of cash in 1997 was the result of capital expenditures of $333,816. In 1998, the increased use of cash was the result of capital expenditures along with the net purchase of marketable securities. The increased use of cash in 1999 was due to the net purchase of marketable securities and the use of $27,386,208 for business acquisitions. Go2Net has no material commitments for capital expenditures other than approximately $100,000 relating to the purchase of computer hardware and software. Go2Net anticipates a substantial increase in its capital expenditures in 2000 consistent with its anticipated growth.

    Go2Net maintains an investment portfolio consisting of interest bearing securities with an average maturity of less than two years. These securities are subject to interest rate risk and will fall in value if market interest rates increase. Because Go2Net has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

    Financing activities generated cash of $13,212,036, $235,007 and $301,523,302 in 1997, 1998 and 1999. Financing activities in 1997 consisted of the sale of Go2Net's common stock in its initial public offering. In 1998, financing activities consisted of proceeds from the sale of common stock, stock option exercises, and short-term financing offset by repayments on short-term debt. In 1999, financing activities consisted of proceeds from the sale of preferred stock and stock option exercises.

    Go2Net currently believes that available funds, cash flows expected to be generated from operations, if any, and the existing line of credit will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, Go2Net may need to raise additional funds. Go2Net's ability to grow will depend in part on Go2Net's ability to expand and improve its Internet operations, expand its advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet-based products and services. In connection therewith, Go2Net may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, Go2Net may need to raise additional funds in order to avail itself to unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of Go2Net's Internet products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, then the percentage ownership of Go2Net's then existing stockholders will be reduced, stockholders may experience additional and significant dilution and such equity securities may have rights, preferences or privileges senior to those of Go2Net's common stock. There can be no assurance that additional financing will be available on terms acceptable to Go2Net or at all. If adequate funds are not available or are not available on terms acceptable to Go2Net, Go2Net may be unable to implement its business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect on Go2Net's business, financial condition and operating results.

FACTORS AFFECTING GO2NET'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH THE OTHER INFORMATION INCLUDED IN THIS REPORT. THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION TO THOSE RISK FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, GO2NET IDENTIFIES THE FOLLOWING RISK FACTORS WHICH COULD AFFECT GO2NET'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE US

    We have a limited operating history upon which an evaluation of our prospects can be based. We anticipate that advertising revenues from Internet sites will constitute a majority of our revenues during the foreseeable future. We believe that our success will depend upon our ability to generate revenues from advertising, subscription and ecommerce fees from our Internet sites, which cannot be assured. Our ability to generate revenues is subject to substantial uncertainty. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by emerging growth companies in new and rapidly evolving markets for Internet based products and services. Our success will depend on our ability to:

    - effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties;

    - enter into distribution relationships and strategic alliances to drive traffic to our Web sites;

    - provide original and compelling products and services to Internet users;

    - develop and upgrade our technology;

    - effectively respond to competitive developments;

    - continue to develop and extend the Go2Net brand;

    - effectively generate revenues through sponsored services and placements;

    - attract new qualified personnel; and

    - retain existing qualified personnel.

    We may not succeed in addressing these risks.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND MAY EXPERIENCE LOSSES

    Our lack of an extensive operating history makes prediction of future operating results difficult. We believe that a comparison of our quarterly results is not meaningful. As a result, you should not rely on the results for any period as an indication of our future performance. Accordingly, there can be no assurance that we will generate significant revenues or that we will sustain a level of profitability in the future. We currently intend to increase substantially our operating expenses in order to expand and improve our Internet operations, fund increased advertising and marketing efforts, expand and improve our Internet user support capabilities and develop new Internet technologies, products and services. As a result, we may experience significant losses on a quarterly and annual basis.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS,
  MANY OF WHICH ARE OUTSIDE OF OUR CONTROL

    Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include but are not limited to:

    - the demand for Internet advertising;

    - the level of usage of the Internet;

    - the level of user traffic on our Web sites;

    - seasonal trends and budgeting cycles in advertising sales;

    - incurrence of costs relating to the development, operation and expansion of our Internet operations;

    - introduction of new products and services by us and our competitors;

    - costs incurred with respect to acquisitions;

    - price competition or pricing changes in the industry;

    - technical difficulties or system failures; and

    - general economic conditions and economic conditions specific to the Internet and Internet media.

    We may from time to time make pricing, service or marketing decisions that may adversely affect our profitability in a given quarterly or annual period.

    Our advertising revenue is also subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters and user traffic on our online media properties has historically been lower during the summer and during year-end vacation and holiday periods.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN ADVERTISING REVENUES

    We derive a significant portion of our revenues from the sale of advertising on our Internet sites. We will not be able to maintain or increase our advertising revenues in the future if our advertising customers move their advertising to competing Internet sites or to traditional forms of media. Additionally, in selling Internet-based advertising, we depend in part on advertising agencies, which exercise substantial control over the placement of advertising for their clients. Our success will depend on our ability to retain, broaden and diversify our future base of advertising customers. In order to generate significant advertising revenues, we will depend on the development of a larger base of users of our Internet sites having demographic characteristics attractive to advertisers. If we are unable to retain paying advertising customers or we are forced to offer lower than anticipated advertising rates in order to retain advertising customers or to attract new advertising customers, our business, financial condition and operating results will be adversely affected, and we may cease to be a commercially viable enterprise.

OUR ARRANGEMENTS WITH ADVERTISERS AND SPONSORS MAY EXPOSE US TO SIGNIFICANT
  FINANCIAL RISKS

    We enter into advertising arrangements with third parties to provide services on our Web sites which involve a unique rate structure. Specifically, we receive sponsorship fees and, under certain circumstances, a portion of transaction revenues received by third party sponsors from users originated through our Web sites, in return for minimum levels of user impressions or user requests for additional information made by clicking on the promotional hyperlink or advertisement. To the extent implemented, these arrangements expose us to potentially significant financial risks, including the risk that we fail to deliver required minimum levels of user impressions (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods) and that third party sponsors do not renew the agreements at the end of their terms. Some of these arrangements also require us to integrate advertisers' or sponsors' content with our services, which requires the dedication of resources and significant programming and design efforts to accomplish. We cannot assure you that we will be able to attract additional advertisers or sponsors or that we will be able to renew existing advertising arrangements when they expire. In addition, we have granted exclusivity provisions to some of our sponsors and may in the future grant additional exclusivity provisions. These exclusivity provisions may have the effect of preventing us, for the duration of the exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter in our Web sites or across our entire service. Our inability to enter into further sponsorships or advertising arrangements as a result of our exclusivity arrangements could have a material adverse impact our business, financial condition and operating results.

IF WE DO NOT DEVELOP NEW AND ENHANCED FEATURES, PRODUCTS AND SERVICES FOR OUR BROADBAND SERVICES, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF USERS

    Because of the competitiveness of the broadband market, we believe it is important to introduce additional or enhanced features, products and services in the future in order to differentiate our services and attract users. If we introduce a feature, product or service that is not favorably received, people will not use our service and they may choose a competing service.

    We will need to continually enhance our products and services to incorporate rapidly changing technologies. We could incur substantial development costs if we need to modify our products, services or infrastructure to adapt. Our business could be harmed if we incur significant costs to adapt to these changes. If we cannot adapt to these changes, users may discontinue using our services.

    We may also experience difficulties that could delay or prevent us from introducing our broadband features, products or services. Furthermore, these features, products or services may contain errors that are discovered after the feature, product or services are introduced. We may need to modify the design of them significantly to correct these errors. In addition, we must consult with and involve our principal cable partners in the development and design of new features, products or services for our broadband services. Therefore, the process of introducing new broadband features, products and services is time consuming and if our principal cable partners object to a new feature, product or service, we could be prohibited from offering it in particular areas. Our business could be adversely affected if we experience difficulties in introducing new products and services or if users do not accept these new products or services.

WE DEPEND ON THE CONTINUED GROWTH OF THE INTERNET AS AN ADVERTISING MEDIUM

    Use of the Internet by consumers is at an early stage of development and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a level of uncertainty. We believe that our success depends upon our ability to obtain significant revenues from our Internet operations, which will require the continued acceptance of the Internet as an advertising medium. We believe that most advertisers and advertising agencies have limited experience with the Internet as an advertising medium and most advertisers and advertising agencies have not devoted a significant portion of their advertising budgets to Internet-related advertising to date. In order for us to continue to generate advertising revenues, advertisers and advertising agencies must direct more of their budgets to the Internet as a whole, and specifically to our Internet sites. We cannot assure you that advertisers or advertising agencies will continue to allocate larger portions of their budgets to Internet-based advertising or that they will find Internet-based advertising to be more effective than advertising in traditional media such as television, print or radio. Advertisers may determine that banner advertising, which comprises the majority of our revenues, is not an effective advertising medium. We may not be able to effectively transition to any other forms of Web-based advertising, should these other forms prove more popular. Advertising filter software programs have become available that limit or remove banner advertising from Web pages viewed by an Internet user. This software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on Go2Net online media properties and these measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on our business, operating results, and financial position.

WE DEPEND ON CONTINUED GROWTH IN ECOMMERCE AND INTERNET INFRASTRUCTURE
  DEVELOPMENT

    Use of the Internet by businesses and consumers as a medium for electronic commerce is at an early stage of development and is subject to a level of uncertainty. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. The use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop as a medium for commerce or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

    The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers ecommerce transactions and lower demand for our services.

    Our success also depends on our ability to grow, or scale, our ecommerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

WE ARE EXPOSED TO ECOMMERCE SECURITY RISKS

    A requirement of the continued growth of ecommerce is the secure transmission of confidential information over public networks. We rely on public key cryptography and digital certificate technology to provide the security and authentication necessary for secure transmission of confidential information. Various regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any such compromise or elimination of our security could reduce demand for our services.

    We may be required to expend significant capital and other resources to protect against these security breaches or to address problems caused by these breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because some of our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent these security breaches may disrupt our operations.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNCERTAIN

    The market for our products and services is new and evolving, and therefore, it is difficult to predict whether the Internet will develop the necessary infrastructure. Market demand and acceptance of newly released products and services is highly uncertain. Our future success depends upon our ability to develop and provide on the Internet original and compelling products and services that will continue to attract and retain users with demographic characteristics valuable to the various advertisers and advertising agencies we target and to charge users a subscription fee for access to specific portions of our products and services. We cannot assure you that our products and services will be attractive enough to a sufficient number of Internet users to generate advertising revenues or to allow the charging of a subscription fee for our products and services. There also can be no assurance that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a growing number of users to our Internet sites with characteristics desirable to advertisers and advertising agencies or those users who are otherwise willing to pay to access specific portions of our products and services. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competitive products and services, making it difficult for us to distinguish our product offerings and attract users. In addition, many other Internet sites offer very specific, highly targeted products and services that may have greater appeal than the products and services offered on our Internet sites. If we are unable to develop original and compelling Internet-based products and services, we will be unable to generate sufficient advertising or subscription revenues, and our business, financial condition and operating results will be adversely affected.

THE MARKET FOR OUR PRODUCTS AND SERVICES HAS A LOW BARRIER OF ENTRY

    The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at a relatively low cost within relatively short time periods. In addition, we compete for the time and attention of Internet users with thousands of non-profit Internet sites operated by individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and start-up ventures attracted to the Internet market. As a result, we expect competition to persist and intensify and the number of competitors to increase significantly in the future. As we attempt to expand the scope of our Internet sites and product offerings, we will compete with a greater number of Internet sites and other companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for us to anticipate which companies are likely to offer competitive products and services in the future. There can be no assurance that our Internet sites will compete successfully.

MARKET CONSOLIDATION IS CREATING MORE FORMIDABLE COMPETITORS

    In the recent past, there have been a number of significant acquisitions and strategic plans announced among and between many of our competitors, including:

    - The Walt Disney Company acquiring InfoSeek and reorganizing all of its Internet assets to create a tracking stock;

    - AOL acquiring Netscape;

    - Yahoo! acquiring GeoCities Corporation and Broadcast.com;

    - @HomeNetworks, a provider of high speed Internet access serving the cable television infrastructure and the largest stockholder of which is AT&T, acquiring Excite;

    - NBC merging its Internet assets with XOOM.com, Inc. and Snap.com, a subsidiary of CNET; and

    - CMGI, Inc. acquiring AltaVista from Compaq.

    The effect of these acquisitions and strategic plans on Go2Net cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than Go2Net. In particular, many of them are television broadcasters having substantial marketing resources and capabilities to assist our competitors. As a result, each of them will have access to significantly greater financial, marketing and, in some cases, technical resources than Go2Net.

ALLIANCES MAY MAKE IT MORE DIFFICULT TO ACCESS OUR PRODUCTS AND MEDIA PROPERTIES

    The acquisitions and alliances discussed above will result in greater competition as more users of the Internet consolidate on fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. Any of these companies could take actions that would make it more difficult for consumers to find and use Go2Net services. Microsoft signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. These search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and Microsoft may promote these services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks. Each of these situations creates a potential competitive advantage over ours because their Internet navigational offerings may be more conveniently accessed by users.

OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO

    Many, if not all, of our competitors have significantly greater resources than we do. In particular, our competitors have greater financial, editorial, technical and marketing resources, longer operating histories, greater name recognition, and greater experience than we do. Additionally, our competitors have established relationships with more advertisers and advertising agencies. And they are able to undertake more extensive marketing campaigns, adopt more aggressive advertising and subscription price policies and devote substantially more resources to developing Internet-based products and services than we are. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and operating results.

INCREASED COMPETITION MAY EXERT DOWNWARD PRICING PRESSURE ON ADVERTISING
  CONTRACTS

    We compete with online services, other Web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, we may face increased pricing pressure for the sale of advertisements, which could reduce our advertising revenues. In addition, our sales may be adversely affected to the extent that our competitors offer superior advertising services that better target users or provide better reporting of advertising results.

WE MUST DEVELOP AND MAINTAIN A "BRAND IDENTITY" FOR OUR PRODUCTS

    We believe that maintaining and building the Go2Net brand is a critical aspect of our efforts to attract an Internet audience. In addition, we believe that the importance of brand recognition will increase due to the anticipated increase in the number of Internet sites and the relatively low barriers to entry to providing Internet-based products and services. Promoting the Go2Net brand name will depend on our continued ability to develop and deliver original and compelling Internet-based products and services. If Internet users do not continue to perceive our Internet sites to be of sufficient interest and usefulness, we will be unsuccessful in promoting and maintaining our brand. If we expand the focus of our operations beyond providing our current Internet sites, we risk diluting our brand, confusing users and advertisers, and decreasing the attractiveness of our audience to advertisers. In order to respond to competitive pressures, we may find it necessary to increase our budget for developing our products and services or otherwise to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among users. If we are unable to provide Internet-based products and services or otherwise fail to promote and maintain the Go2Net brand, or we incur significant expenses in an attempt to improve our products and services or promote and maintain our brand, our business, financial condition and operating results will be adversely affected.

THE INTERNET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, AND WE MUST ADAPT
  QUICKLY TO THESE CHANGES TO COMPETE EFFECTIVELY

    The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available, we may be required to make significant changes to the design and content of our products and media properties. Failure to effectively adapt to these or any other technological developments could adversely affect our business, operating results and financial condition.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH AND INTEGRATING RECENTLY ACQUIRED
  COMPANIES

    Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.

    The process of managing advertising within large, high traffic Web sites like ours is an increasingly important and complex task. We rely on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that any extended failure of our advertising management system results in incorrect advertising insertions, we may be exposed to "make good" obligations, which, by displacing advertising inventory, could defer advertising revenues. Failure of our advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect our relationships with advertisers.

    As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

    - the difficulty of assimilating the operations and personnel of the acquired companies;

    - the potential disruption of our ongoing business and distraction of management;

    - the difficulty of incorporating acquired technology or content and rights into our products and media properties;

    - the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

    - the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

    - unanticipated expenses related to technology integration;

    - the maintenance of uniform standards, controls, procedures and policies;

    - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

    - the potential unknown liabilities associated with acquired businesses.

    We may not be successful in addressing these risks or any other problems encountered in connection with these acquisitions.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH FUTURE ACQUISITIONS

    In the future, we may pursue acquisitions of companies, technologies or assets that complement our business. We cannot assure you that we will be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisition or successfully integrate any acquired business into our operations. Acquisitions may result in the potentially dilutive issuance of equity securities, the incurrence of additional debt, the write-off of in-process research and development or software acquisition and development costs, and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, financial condition and results of operations. As described above, acquisitions would involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns along with the risks involved in entering markets in which we have little or no experience. We have made, and may in the future make, investments in companies involved in the development of technologies or services that are complementary or related to our operations. Problems with an acquired business could have a material adverse effect on our performance as a whole.

RISKS ASSOCIATED WITH THE ACQUISITION BY VULCAN VENTURES OF GO2NET CAPITAL STOCK

INFLUENCE OVER GO2NET ACTIONS. Vulcan Ventures Incorporated recently acquired approximately 30.68% of Go2Net's outstanding common stock (including common stock issuable upon conversion of Series A Preferred Stock). Vulcan's ownership could be sufficient to enable Vulcan to significantly influence the vote on most matters submitted to a vote of the public shareholders, including the election of the Board of Directors. Vulcan has acquired the right to designate two directors to serve on Go2Net's Board of Directors.

CONFLICTS OF INTEREST. Conflicts of interest may arise as a consequence of the relationship between Vulcan and Go2Net, including:

    - conflicts between Vulcan, as a shareholder with a significant ownership interest in Go2Net and representation on the Board of Directors, and the other shareholders of Go2Net, whose interests may differ with respect to, among and other things, the strategic direction of Go2Net or significant corporate transactions,

    - conflicts arising in respect of corporate opportunities that could be pursued by Go2Net, on the one hand, or by Vulcan and any of its other affiliated entities, on the other hand, or

    - conflicts arising in respect of new contractual relationships between Go2Net, on the one hand, and Vulcan and any of its other affiliated entities, on the other hand.

    To the extent that conflicts arise as a result of Vulcan's relationship with Go2Net, the Board of Directors (including any directors nominated by Vulcan) would be guided by its fiduciary obligations as directors under Delaware law, including the directors' duty of loyalty. In addition, Vulcan's beneficial ownership of approximately 30.68% of Go2Net's outstanding common stock will make it more difficult for a third party to effect a change in management or to acquire control of Go2Net without the approval of

Vulcan and, therefore, may delay, prevent or deter a proxy contest for control of Go2Net or other changes in management, or discount bids for a merger, acquisition or tender offer, in which Go2Net's shareholders could receive a premium for their shares.

BLOCKING RIGHTS. Vulcan is not required to sell its block of shares, even if an offer is made that might be attractive to the other shareholders. In addition, the consent of the holders of Series A Preferred Stock, voting as a class, is required to effect particular corporate actions, including without limitation, to amend Go2Net's Restated Certificate of Incorporation or By-laws in any manner that would adversely affect the powers, preferences or special rights of the Series A Preferred Stock.

WE DEPEND UPON THIRD PARTIES FOR CRITICAL ELEMENTS OF OUR BUSINESS

    We depend upon third parties in order to advertise our Internet sites on other Internet sites. In addition, the willingness of the owners and operators of these sites to direct users to our Internet sites through hypertext links are critical to the success of our Internet operations. There can be no assurance that we will establish or maintain such arrangements in the future.

WE DEPEND ON THIRD PARTIES FOR CONTENT DEVELOPMENT OF OUR INTERNET SITES

    Our ability to develop original and compelling Internet-based products and services is also dependent on maintaining relationships with and using products provided by third-party vendors. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet sites. If we are unable to develop and maintain satisfactory, relationships with third parties on terms acceptable to us, or if our competitors are better able to leverage these relationships, our business, financial condition and operating results will be materially adversely affected. We have relied, and will continue to rely substantially, on the product and service development efforts of third parties. For example, we rely on S&P Comstock, Dow Jones & Company. Inc., New York Stock Exchange, Inc., The Nasdaq Stock Market, Inc., Reuters and Market Guide, Inc. to provide a significant portion of the information included on our Internet sites. There can be no assurance we will maintain these relationships in the future. Any failure of these third parties to provide this information to us could have a material adverse effect on our business, financial condition and operating results.

OUR PERFORMANCE DEPENDS ON THE SUCCESS OF THE METACRAWLER LICENSE

    We entered into a License Agreement with Netbot, Inc. (the "MetaCrawler License Agreement"), in which Netbot, Inc. granted us an exclusive (subject to some limited exceptions), worldwide license to provide the MetaCrawler Service. As part of the MetaCrawler License Agreement, we have the exclusive right to operate, modify and reproduce the MetaCrawler Service (including, without limitation, the exclusive right to use, modify and reproduce the name "MetaCrawler" and the MetaCrawler URL in connection with the operation of the MetaCrawler Service). A material portion of the traffic to our Internet sites is currently derived from users of the MetaCrawler Service. A termination of the MetaCrawler License Agreement or the inability of Go2Net to continue to provide access to the search engines included in the MetaCrawler Service, could have a material adverse effect on our business, financial condition and operating results. Netbot has licensed the MetaCrawler Service and the other intellectual property rights associated therewith from the University of Washington on an exclusive basis. The license has been granted to us by Netbot on an exclusive basis, but Netbot has reserved the right to use, modify, reproduce and license the MetaCrawler search engine for any purpose other than the provision of the MetaCrawler Service. The license is subject to the rights of the University of Washington to use, modify and reproduce the MetaCrawler search engine and derivatives of the MetaCrawler site to operate Internet sites for internal purposes within the University of Washington domain and to use, modify and reproduce any of the licensed technologies for research, instructional and academic purposes. The search technology underlying the MetaCrawler Service and the MetaCrawler trademark is licensed to or owned by Netbot and sublicensed to us pursuant to the MetaCrawler License Agreement.

WE MUST CONTINUE TO DIVERSIFY OUR REVENUE STREAMS

    The long-term success of our business strategy will depend to a significant extent on our ability to successfully diversify our revenue streams. We currently derive revenue from advertising, licensing, subscriptions and electronic commerce. However, we are largely dependent on advertising revenues, and continue to seek out ways to develop these other sources of revenue. This includes the investigation of new business areas. Expansion into new business areas and new Internet sites may bring us into direct competition with new competitors. Any expansion of product offerings or operations, or new Internet sites developed and launched by us that are not favorably received by Internet users could damage our reputation or the Go2Net brand. Expansion into new business areas or the development and launching of new Internet sites will also require significant additional expenses and programming and other resources. It will also strain our management, financial and operational resources.

    From time to time, Go2Net may entertain new business opportunities and ventures in a broad range of areas. Typically, these opportunities require extended negotiations, the outcome of which cannot be predicted. If Go2Net were to enter into such a venture, Go2Net could be required to invest a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy. Such an investment could also result in large and prolonged operating losses for Go2Net. Further, these negotiations or ventures could place additional, substantial burdens on Go2Net's management personnel and its financial and operational systems. There can be no assurance that such a venture would ever achieve profitability, and a failure by Go2Net to recover the substantial investment required to launch and operate such a venture would have a material adverse effect on Go2Net's business, financial condition and operating results.

WE ARE SUBJECT TO SYSTEM DISRUPTIONS AND CAPACITY CONSTRAINTS

    The satisfactory performance, reliability and availability of our Internet sites and our computer network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. Our Internet-based advertising revenues will be directly related to the number of advertisement impressions delivered by us. System interruptions that result in the unavailability of our Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of our Internet sites to users and advertisers. We may experience periodic system interruptions from time to time in the future. Additionally, any substantial increase in traffic on our Internet sites may require us to expand and adapt our computer network infrastructure. Our inability to add additional computer software, hardware and bandwidth to accommodate increased use of our Internet sites may cause unanticipated system disruptions and result in slower response times. We cannot assure you that we will be able to expand our computer network infrastructure on a timely basis to meet increased use. Any system interruptions or slower response times resulting from these factors could have a material adverse effect on our business, financial condition and operating results. We are dependent on third parties for uninterrupted Internet access. In addition, we are dependent on various third parties for substantially all of our news and information. Loss of these services from any one or more of third parties may have a material adverse effect on our business, financial condition and operating results. No assurance can be given as to whether, or on what terms, we would be able to obtain these services from other third parties in the event of the loss of any of these services.

    Our Internet operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. There can be no assurance that interruptions in service will not materially adversely affect our operations in the future. While we carry business interruption insurance to compensate us for losses that may occur, we cannot assure you that insurance will be sufficient to provide for all losses or damages that we incur.

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, THE
  IMPACT OF WHICH IS DIFFICULT TO PREDICT

    There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Go2Net relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and dampen the growth in use of the Web.

    Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Many areas with high Web use have begun to experience interruptions in phone service, and local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. If any such proposals are adopted, it could substantially impair the growth of the Internet and adversely affect us.

    Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under some circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

    Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate these laws. These laws may be modified, or new laws enacted, in the future. Any such developments could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY BE SUBJECT TO A VARIETY OF LEGAL UNCERTAINTIES THAT IMPAIR OUR BUSINESS

    As a publisher and a distributor of content over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. In addition, we could be exposed to liability with respect to the content or unauthorized duplication of material indexed in our search services. Although we carry liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

    We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities, including services relating to online auctions and the homesteading and other services. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. These types of claims have been brought, and sometimes successfully prosecuted, against online service providers in the past. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

    We also periodically enter into arrangements to offer third-party products, services, or content under the Go2Net brand or via distribution on Go2Net properties, including stock quotes and trading information. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourself host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

    It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

    Our success is dependent upon our ability to protect and leverage the value of our original Internet technologies, software, content and our trademarks, trade names, service marks, domain names and other proprietary rights we either currently have or may have in the future. We have filed service marks for our logo and name, as well as for the names of each of our sites. In addition, given the uncertain application of existing copyright and trademark laws to the Internet, there can be no assurance that existing laws will provide adequate protection for our technologies, sites or domain names. Policing unauthorized use of our technologies, content and other intellectual property rights entails significant expenses and could otherwise be difficult or impossible to do given the global nature of the Internet.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OBTAIN ADDITIONAL CAPITAL

    We intend to enhance and expand our Internet sites in order to improve our competitive position and meet the increasing demands for quality Internet-based products and services and competitive advertising and subscription pricing. Our ability to grow will depend in part on our ability to expand and improve our Internet operations, expand our advertising and marketing efforts, expand and improve our Internet user support capabilities and develop new Internet technologies, products and services. As a result, we may need to raise additional capital in the foreseeable future from public or private equity or debt sources in order to finance such possible growth. In addition, we may need to raise additional funds in order to avail ourselves of unanticipated opportunities (such as more rapid expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties (such as the loss of key personnel or the rejection by Internet users or potential advertisers of our Internet- based products and services) or to otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then existing shareholders would be reduced, shareholders may experience additional and significant dilution and the equity securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If adequate funds are not available or are not available on terms acceptable to us, we may be unable to implement our business, sales or marketing plan, respond to competitive forces or take advantage of perceived business opportunities, which could have a material adverse effect in Go2Net's business, financial condition and operating results.

WE MAY BE ADVERSELY IMPACTED BY YEAR 2000 ISSUES

    Many currently installed computer systems and software products are dependent upon internal calendars coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Computer systems and software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. We have completed our review of the potential impact of Year 2000 issues and do not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. Nonetheless, our failure or our software providers' failure to adequately address the Year 2000 issue could result in misstatement of reported financial information or otherwise adversely affect Go2Net's business operations.

    STATE OF READINESS. We have completed our assessment of all current versions of our information technology systems and we believe we are year 2000 compliant. The supplier of our current financial and accounting software has informed us that this software is year 2000 compliant. We have been informed by our financial institutions that their information systems are year 2000 compliant.

    COSTS. To date, we have not incurred any material expenditure in connection with identifying or evaluating year 2000 compliance issues. Most of our expenses have related to the retention of an outside consultant to evaluate our financial and accounting software, and the opportunity cost of time spent by our employees evaluating this software and year 2000 compliance matters generally. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, there can be no assurances that we will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems, which are comprised predominantly of acquired technology and our own software developments. We believe that internally generated funds or available cash would be sufficient to cover the costs of year 2000 compliance. At this time, based upon the information provided to us, we do not believe there exists a material impact of year 2000 compliance issues relating to our non-IT systems, our vendors, our customers and other parties. We continue to update our assessment of year 2000 issues as it relates to our non-IT systems, our vendors, our customers and other parties.

    CONTINGENCY PLAN. As we are not aware of any material year 2000 compliance issues, we have not developed a year 2000-specific contingency plan. We continue to assess the impacts of year 2000 issues, and if year 2000 compliance issues are discovered, we will evaluate the need for one or more contingency plans relating to these issues.

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT
  FOR YOU TO RESELL SHARES WHEN YOU CHOOSE TO AT PRICES YOU FIND ATTRACTIVE

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal 1999, the closing sale prices of our common stock on The Nasdaq Stock Market ranged from $3.50 (adjusted to reflect two stock splits) to $99.50. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and change in the market values of its investments.

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in high quality corporate and municipal debt instruments and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

INVESTMENT RISK. The Company has an investment in equity instruments of a privately-held, information technology company for business and strategic purposes. This investment is included in other long-term assets and is accounted for under the cost method since ownership is less than 20%. For this non-quoted investment, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company invests in short-term and long-term equity instruments of primarily publicly-held, information technology companies for business and strategic purposes. Such investments, are subject to significant fluctuations in fair market value due to the volatility of the stock market.

ITEM 8:  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Go2Net, Inc.:

    We have audited the accompanying consolidated balance sheets of Go2Net, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of Go2Net's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Go2Net, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Seattle, Washington
December 17, 1999

                         GO2NET, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 66,786,513   $   941,353
  Short-term investments....................................   151,000,000     7,944,249
  Trade accounts receivable, net............................     5,712,977     1,402,340
  Other accounts receivable.................................     3,818,410        48,042
  Deferred tax asset, net...................................     2,144,637       265,413
  Prepaid expenses and other current assets.................       750,848       272,823
                                                              ------------   -----------
    Total current assets....................................   230,213,385    10,874,220
Property and equipment, net.................................     3,254,594     1,315,167
Other assets................................................     1,164,553        45,822
Long-term investments.......................................    53,771,208            --
Investment in affiliates....................................    21,676,129            --
Deposits....................................................       250,000       300,000
Intangibles, net............................................   197,929,199            --
                                                              ------------   -----------
    Total assets............................................  $508,259,068   $12,535,209
                                                              ============   ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,253,843   $   178,877
  Accrued expenses..........................................     3,139,409       666,567
  Accrued compensation and benefits.........................     2,425,013       123,775
  Short term debt...........................................            --        90,616
  Deferred revenue..........................................     3,072,755       503,798
                                                              ------------   -----------
    Total current liabilities...............................     9,891,020     1,563,633
Deferred revenue............................................       530,796            --
Deferred tax liability......................................    16,905,877            --
Commitments, contingencies and subsequent events............
Stockholders' equity:
  Series A convertible preferred stock including additional
    paid in capital, $0.01 par value (aggregate involuntary
    liquidation preference of $300,000,000); authorized,
    issued and outstanding 300,000 shares in 1999 and no
    shares in 1998..........................................   450,927,510            --
  Common stock including additional paid-in capital, $0.01
    par value; authorized 499,000,000 shares, issued and
    outstanding 29,654,033 shares in 1999; authorized
    50,000,000 shares, issued and outstanding
    25,100,708 shares in 1998...............................    42,721,806    15,347,048
  Accumulated other comprehensive income....................     2,500,337            --
  Accumulated deficit.......................................   (15,218,278)   (4,375,472)
                                                              ------------   -----------
    Total stockholders' equity..............................   480,931,375    10,971,576
                                                              ------------   -----------
    Total liabilities and stockholders' equity..............  $508,259,068   $12,535,209
                                                              ============   ===========

        See accompanying notes to the consolidated financial statements.

                         GO2NET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED SEPTEMBER 30,
                                                       -----------------------------------------
                                                           1999           1998          1997
                                                       -------------   -----------   -----------
Revenue..............................................  $  22,435,035   $ 7,109,432   $ 1,627,964
Cost of revenue......................................      4,604,193     2,295,194       371,810
                                                       -------------   -----------   -----------
    Gross profit.....................................     17,830,842     4,814,238     1,256,154
Operating expenses:
  Sales and marketing................................      6,347,873     2,044,086       531,758
  General and administrative.........................      6,068,647     2,454,620     1,711,380
  Product development................................      2,703,874     1,376,238       798,146
  Merger and acquisition related costs...............        873,094     1,035,494            --
  Stock compensation.................................        773,584       212,841        71,156
  Amortization of intangibles........................     19,432,304            --            --
  Impairment loss....................................             --       398,126            --
                                                       -------------   -----------   -----------
Total operating expenses.............................     36,199,376     7,521,405     3,112,440
                                                       -------------   -----------   -----------
Loss from operations.................................    (18,368,534)   (2,707,167)   (1,856,286)
Interest income......................................      6,810,866       510,529       249,488
                                                       -------------   -----------   -----------
Loss before income taxes.............................    (11,557,668)   (2,196,638)   (1,606,798)
Income tax expense (benefit).........................       (714,862)       69,220        67,347
                                                       -------------   -----------   -----------
Net loss.............................................  $ (10,842,806)  $(2,265,858)  $(1,674,145)
                                                       -------------   -----------   -----------
Preferred stock dividend.............................    159,930,733            --            --
Net loss applicable to common stockholders...........  $(170,773,539)  $(2,265,858)  $(1,674,145)
                                                       =============   ===========   ===========
Basic and diluted net loss per common share..........  $       (6.44)  $     (0.09)  $     (0.08)
Shares used in computing basic and diluted net loss
  per common share...................................     26,524,025    24,817,559    20,107,816

        See accompanying notes to the consolidated financial statements.

                         GO2NET, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                     SERIES A
                                                                    CONVERTIBLE
                                        9% CUMULATIVE             PREFERRED STOCK             COMMON STOCK
                                    CONVERTIBLE PREFERRED      INCLUDING ADDITIONAL       INCLUDING ADDITIONAL
                                            STOCK                 PAID IN CAPITAL            PAID IN CAPITAL        SUBSCRIPTION
                                  -------------------------   -----------------------   -------------------------      NOTES
                                    SHARES        AMOUNT       SHARES       AMOUNT        SHARES        AMOUNT       RECEIVABLE
                                  ----------   ------------   --------   ------------   ----------   ------------   ------------
Balance at October 1, 1996......     927,500   $  1,505,000        --    $         --   12,711,988   $    234,828     $(80,000)
Collection of subscription note
  receivable....................          --             --        --              --           --             --       80,000
Conversion of preferred stock...    (927,500)    (1,505,000)       --              --    3,710,000      1,505,000           --
Sale of common stock............          --             --        --              --      313,048        200,000           --
Exercise of stock options.......          --             --        --              --       23,540          1,219           --
Stock compensation..............          --             --        --              --           --         71,156           --
Repurchase of common stock......          --             --        --              --      (60,072)       (23,056)          --
Issuance of common stock for
  services rendered.............          --             --        --              --      166,348         67,000           --
Sale of common stock in initial
  public offering, net of
  issuance costs................          --             --        --              --    7,360,000     12,789,212           --
Common stock issued in
  connection with acquisition of
  license.......................          --             --        --              --       66,668         85,002           --
Comprehensive loss:
  Net loss......................          --             --        --              --           --             --           --
    Total comprehensive loss....          --             --        --              --           --             --           --
                                  ----------   ------------   -------    ------------   ----------   ------------     --------
Balance at September 30, 1997...          --             --        --    $         --   24,291,520   $ 14,930,361     $     --
Repurchase of common stock......          --             --        --              --      (24,000)           (60)          --
Issuance of common stock for
  services rendered.............          --             --        --              --       12,700         24,875           --
Exercise of stock options and
  warrants and stock
  compensation..................          --             --        --              --      190,492        336,730           --
Issuance of common stock to
  HyperMart founders............          --             --        --              --      629,996         55,142           --
Comprehensive loss:
  Net loss......................          --             --        --              --           --             --           --
    Total comprehensive loss....          --             --        --              --           --             --           --
                                  ----------   ------------   -------    ------------   ----------   ------------     --------
Balance at September 30, 1998...          --             --        --    $         --   25,100,708   $ 15,347,048     $     --
Exercise of stock options and
  warrants......................          --             --        --              --    2,358,591     10,596,298           --
Sale of preferred stock, net of
  issuance costs................          --             --   300,000     290,996,777           --             --           --
Preferred stock dividend........          --             --        --     159,930,733           --   (159,930,733)          --
Stock compensation expense......          --             --        --              --           --        773,584           --
Shares issued to acquired
  companies.....................          --             --        --              --    2,194,734    173,075,893           --
Tax benefit from stock
  options.......................          --             --        --              --           --      2,838,873           --
Capital contribution............          --             --        --              --           --         20,843           --
Comprehensive loss:
  Net loss......................          --             --        --              --           --             --           --
    Net unrealized gain on
      available-for-sale
      securities, net of income
      tax of $1,573,083.........          --             --        --              --           --             --           --
    Total comprehensive loss....          --             --        --              --           --             --           --
                                  ----------   ------------   -------    ------------   ----------   ------------     --------
Balance at September 30, 1999...          --             --   300,000    $450,927,510   29,654,033   $ 42,721,806     $     --
                                  ==========   ============   =======    ============   ==========   ============     ========


                                   ACCUMULATED
                                      OTHER                            TOTAL
                                  COMPREHENSIVE     ACCUMULATED    STOCKHOLDERS'
                                      INCOME          DEFICIT         EQUITY
                                  --------------   -------------   -------------
Balance at October 1, 1996......    $       --     $    (435,469)  $  1,224,359
Collection of subscription note
  receivable....................            --                --         80,000
Conversion of preferred stock...            --                --             --
Sale of common stock............            --                --        200,000
Exercise of stock options.......            --                --          1,219
Stock compensation..............            --                --         71,156
Repurchase of common stock......            --                --        (23,056)
Issuance of common stock for
  services rendered.............            --                --         67,000
Sale of common stock in initial
  public offering, net of
  issuance costs................            --                --     12,789,212
Common stock issued in
  connection with acquisition of
  license.......................            --                --         85,002
Comprehensive loss:
  Net loss......................            --        (1,674,145)    (1,674,145)
                                                                   ------------
    Total comprehensive loss....            --                --     (1,674,145)
                                    ----------     -------------   ------------
Balance at September 30, 1997...    $       --     $  (2,109,614)  $ 12,820,747
Repurchase of common stock......            --                --            (60)
Issuance of common stock for
  services rendered.............            --                --         24,875
Exercise of stock options and
  warrants and stock
  compensation..................            --                --        336,730
Issuance of common stock to
  HyperMart founders............            --                --         55,142
Comprehensive loss:
  Net loss......................            --        (2,265,858)    (2,265,858)
                                                                   ------------
    Total comprehensive loss....            --                --     (2,265,858)
                                    ----------     -------------   ------------
Balance at September 30, 1998...    $       --     $  (4,375,472)  $ 10,971,576
Exercise of stock options and
  warrants......................            --                --     10,596,298
Sale of preferred stock, net of
  issuance costs................            --                --    290,996,777
Preferred stock dividend........            --                --             --
Stock compensation expense......            --                --        773,584
Shares issued to acquired
  companies.....................            --                --    173,075,893
Tax benefit from stock
  options.......................            --                --      2,838,873
Capital contribution............            --                --         20,843
Comprehensive loss:
  Net loss......................            --       (10,842,806)   (10,842,806)
    Net unrealized gain on
      available-for-sale
      securities, net of income
      tax of $1,573,083.........     2,500,337                --      2,500,337
                                                                   ------------
    Total comprehensive loss....            --                --     (8,342,469)
                                    ----------     -------------   ------------
Balance at September 30, 1999...    $2,500,337     $ (15,218,278)  $480,931,375
                                    ==========     =============   ============

        See accompanying notes to the consolidated financial statements.

                         GO2NET, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------------------
                                                                  1999            1998          1997
                                                              -------------   ------------   -----------
Operating activities:
  Net loss..................................................  $ (10,842,806)  $ (2,265,858)  $(1,674,145)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of other assets.............        944,278      1,253,576        95,769
  Amortization of intangibles...............................     19,432,304             --            --
  Shares issued for services rendered.......................             --         24,875        67,000
  Stock compensation........................................        773,584        212,841        71,156
  Tax benefit from stock options............................      2,838,873             --            --
  Deferred taxes............................................     (3,514,592)      (255,610)           --
  Changes in assets and liabilities, net of effect of
    acquisitions:
    Receivables.............................................     (7,141,260)    (1,139,913)     (246,659)
    Prepaid expenses and other current assets, deposits and
      other assets..........................................     (1,613,882)      (200,219)   (1,181,827)
    Accounts payable and accrued expenses, and accrued
      compensation and benefits.............................      4,627,104        633,646       150,720
    Deferred revenue........................................      3,057,444        483,161        20,637
                                                              -------------   ------------   -----------
Net cash provided by (used in) operating activities.........      8,561,047     (1,253,501)   (2,697,349)
Investing activities:
    Purchase of marketable securities.......................   (308,355,051)   (11,765,093)           --
    Sales and maturities of marketable securities...........     93,975,383      3,828,209            --
    Purchase of property and equipment......................     (2,473,313)    (1,174,483)     (333,816)
    Net cash used in business acquisitions..................    (27,386,208)            --            --
                                                              -------------   ------------   -----------
Net cash used in investing activities.......................   (244,239,189)    (9,111,367)     (333,816)
Financing activities:
  Borrowings on line of credit..............................             --        200,000       500,000
  Payments on line of credit................................             --       (200,000)     (500,000)
  Short term borrowings.....................................             --        190,789       206,435
  Payments on short term borrowings.........................        (90,616)      (134,753)      (41,774)
  Sale of preferred stock, net..............................    290,996,777             --            --
  Sale of common stock, net.................................             --         55,142    12,989,212
  Repurchase of common stock................................             --            (60)      (23,056)
  Capital contribution......................................         20,843             --            --
  Exercise of stock options.................................     10,596,298        123,889         1,219
  Collection of subscription notes receivable...............             --             --        80,000
                                                              -------------   ------------   -----------
Net cash provided by financing activities...................    301,523,302        235,007    13,212,036
                                                              -------------   ------------   -----------
Increase (decrease) in cash and cash equivalents............     65,845,160    (10,129,861)   10,180,871
Cash and cash equivalents at beginning of period............        941,353     11,071,214       890,343
                                                              -------------   ------------   -----------
Cash and cash equivalents at end of period..................  $  66,786,513   $    941,353   $11,071,214
                                                              =============   ============   ===========
Supplemental cash flow disclosure:
  Cash paid for interest....................................             --          5,579   $    11,692
  Cash paid for income taxes................................             --        184,394       159,257
Non-cash financing and investing activities:
  Dividend to preferred stockholder.........................    159,930,733             --            --
  Conversion of 9% cumulative preferred stock to common
    stock...................................................             --             --     1,505,000
  Common stock issued in connection with acquisition of
    license.................................................             --             --        85,002
  Common stock issued in business acquisitions..............    173,075,893             --            --
Assets and liabilities recognized upon business acquistions:
  Receivables...............................................        939,745             --            --
  Prepaid expenses and other assets and deposits............         16,800             --            --
  Property and equipment....................................        376,466             --            --
  Intangibles...............................................    217,361,503             --            --
  Accounts payable, accrued expenses and accrued
    compensation and benefits...............................      1,221,942             --            --
  Deferred revenue..........................................         42,309             --            --
  Deferred tax liability, net...............................     16,968,162             --            --

        See accompanying notes to the consolidated financial statements.

                         GO2NET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Go2Net, Inc. (the "Company") offers through the World Wide Web (the "Web") a network of branded, technology and community-driven Web sites. Our properties available through the Go2Net Network include: Go2Net Personal (www.go2net.com), which provides users with a comprehensive Internet start page offering customizable news, discussion and portfolio information as well as direct access to Go2Net's own finance, search and directory, free Web hosting, shopping, auction and multiplayer games sites; MetaCrawler (www.metacrawler.com) and Dogpile (www.dogpile.com), metasearch services that combine various existing search and directory services into one service; Silicon Investor (www.siliconinvestor.com), the Web's premier financial discussion community which also offers proprietary articles, portfolio tracking tools, company research, charting and analytics and business and finance news; HyperMart (www.hypermart.net), Virtual Avenue (www.virtualave.net), and FreeYellow.com (www.freeyellow.com) the Web's leading providers of free business hosting services; Authorize.Net (www.authorize.net), a leading payment authorization system for online businesses; Haggle Online (www.haggle.com), a provider of Web based person to person auction services; WebMarket (www.webmarket.com), a one-stop comparison shopping service; 100Hot (www.100hot.com), a leading directory of the Web's most popular sites; and PlaySite (www.playsite.com), a Java-based multiplayer games site.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of Go2Net, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents. The Company has not experienced losses on its cash equivalent investments.

INVESTMENTS

    Investment securities at September 30, 1999 and 1998 consist of municipal and corporate debt and equity securities. The Company's securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

    A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

                         GO2NET, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years. Leasehold improvements are stated at cost and are amortized over their useful lives or the lease term, whichever is shorter.

INTANGIBLE ASSETS

    Intangible assets consist of goodwill, which represents costs in excess of the fair value of the net assets acquired and identifiable intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible asset will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

    Other assets consist of the costs associated with licensed technology, domain names and trademarks and security deposits and are recorded at cost. Amortization of other assets is recorded using the straight-line method over the shorter of useful lives, generally one to three years, or the term of the agreement.

PREMIUM ON WARRANTS

    Premiums associated with warrants for common stock are amortized over the term of the warrant.

CONCENTRATION OF CREDIT RISK

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations.

    No single customer accounted for greater than 10% of total revenues during the years ended September 30, 1999, 1998 and 1997.

    The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. At September 30, 1999, the Company held shares and warrants of CommTouch common stock representing approximately 13.9% of Commtouch's outstanding common stock and shares and warrants of Click2Learn's common stock representing approximately 5.8% of Click2Learn's outstanding common stock. If there is a permanent decline in the value of these securities below cost, the decline will be reported in the Company's statement of operations. The Company's remaining portfolio, however, is diversified and consists primarily of highly rated money market funds and short and long-term investment-grade securities.

                         GO2NET, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

    The recorded amounts of financial instruments including cash equivalents, investments, receivables, accounts payable and short-term debt approximate their fair values at September 30, 1999 and 1998.

REVENUE RECOGNITION

    The Company derives its revenue from the sale of advertisements on short-term contracts, ecommerce fees and license fees.

    Advertising revenues are recognized over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts.

    The Company's ecommerce and license revenues are derived principally from product licensing, set-up, gateway and transaction fees from the use of its products. The Company also derives revenues from subscriptions and memberships.

    All revenues are generally recognized as the related services are performed, upon product delivery, or over the term of the subscription or membership, provided that no significant Company obligations remain and collection of the receivable is probable. In cases where there are significant remaining obligations, the Company defers such revenue until those obligations are satisfied. Fees from maintenance and support of the Company's products, including revenues bundled with the initial licensing fees, are deferred and recognized over the service period.

    Barter transactions are recorded at the lower of the estimated fair value of the goods or services/ advertisements received or the estimated fair value of the goods or services/advertisements given. Barter revenue was immaterial for the years ended September 30, 1999 and 1998. Barter revenue represented $163,390 of revenue for the year ended September 30, 1997.

PRODUCT DEVELOPMENT

    Costs incurred in the design and development of new products and enhancements to existing products and Internet technology applications are charged to expense as incurred.

    Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

                         GO2NET, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND MARKETING EXPENSE

    The Company expenses costs associated with advertising and marketing as they are incurred. Advertising expense was $346,611, $123,369, and $9,717 for 1999, 1998 and 1997, respectively.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense related to fixed employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

NET LOSS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", the Company has reported both basic and diluted net income per common share for each period presented. Basic income per share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted income per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and convertible preferred stock. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same. Dilutive potential securities outstanding at year-end that were not included in the computation of diluted earnings per share included preferred stock convertible into approximately 9.1 million common shares and options to purchase approximately 10.6 million common shares for the year ended September 30, 1999, and options to purchase approximately 7.7 million common shares and 2.5 million common shares for the years ended September 30, 1998 and 1997, respectively.

                         GO2NET, INC. AND SUBSIDIARIES

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

    On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net loss and net unrealized gains or losses from available-for-sale securities and is presented in the statements of stockholders' equity and comprehensive loss. The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

RECLASSIFICATIONS

    Certain balances have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of
Position 98-1 ("SOP 98-1") "Accounting for the Costs of Software Developed or Obtained for Internal Use" which is required to be adopted for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance in capitalizing software that is developed in-house or purchased. The Company does not believe SOP 98-1 will have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company expects to adopt no later than October 1, 2000. SAB 101 provides guidance on revenue recognition issues. The Company has not yet determined the impact, if any, SAB 101 is expected to have on the Company's financial statements.

                         GO2NET, INC. AND SUBSIDIARIES

2. BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

    The following schedule summarizes the fair value of cash and cash equivalents:

                                                           SEPTEMBER 30,
                                                       ----------------------
                                                          1999         1998
                                                       -----------   --------
Cash and cash equivalents:
  Cash...............................................  $ 9,414,115   $919,364
  Money market funds.................................   52,362,938     21,989
  Commercial paper...................................    5,009,460         --
                                                       -----------   --------
                                                       $66,786,513   $941,353
                                                       ===========   ========

INVESTMENTS

    Investments are summarized as follows:

                                                           SEPTEMBER 30,
                                                     -------------------------
                                                         1999          1998
                                                     ------------   ----------
Short-term investments:
  Variable rate demand obligations.................  $ 10,000,000   $       --
  Auction preferreds...............................     5,000,000           --
  Corporate bonds..................................     5,000,000    1,244,249
  Taxable municipal bonds..........................   131,000,000    6,700,000
                                                     ------------   ----------
                                                     $151,000,000   $7,944,249
                                                     ============   ==========
Long-term investments:
  Corporate bonds..................................  $ 53,521,225   $       --
  Common stock.....................................       249,983           --
                                                     ------------   ----------
                                                     $ 53,771,208   $       --
                                                     ============   ==========
Investment in affiliates:
  CommTouch common stock and warrants..............  $ 16,295,555   $       --
  Click2Learn common stock and warrants............     5,380,574           --
                                                     ------------   ----------
                                                     $ 21,676,129   $       --
                                                     ============   ==========

                         GO2NET, INC. AND SUBSIDIARIES

2. BALANCE SHEET COMPONENTS (CONTINUED)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities and other long-term investments by major security type and class of security at September 30, 1999 and 1998 is summarized as follows:

                                                                  UNREALIZED
                                               AMORTIZED     ---------------------
SEPTEMBER 30, 1999                                COST          GAIN        LOSS      FAIR VALUE
------------------                            ------------   ----------   --------   ------------
Long-term marketable securities.............  $ 53,942,325   $       --   $421,100   $ 53,521,225
Short-term marketable securities............   151,000,000           --         --    151,000,000
Equities....................................                         --         --
  Conducent.................................       249,983           --         --        249,983
  CommTouch.................................    13,943,041    2,352,514         --     16,295,555
  Click2Learn...............................     3,238,568    2,142,006         --      5,380,574

SEPTEMBER 30, 1998
--------------------------------------------
Short-term marketable securities............     7,944,249           --         --      7,944,249

    Maturities of securities classified as available-for-sale were as follows at September 30, 1999:

                                                   AMORTIZED COST    FAIR VALUE
                                                   --------------   ------------
Due within one year..............................   $151,000,000    $151,000,000
Due within two years.............................     41,814,963      41,618,015
Due within three years...........................     12,127,362      11,903,210
Equity securities without maturity...............     17,431,592      21,926,112

    There were no realized gains or losses from sales of securities in the periods presented.

TRADE RECEIVABLES

    A summary of trade receivables follows:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Accounts receivable..................................  $6,241,389   $1,730,625
Less allowance for doubtful accounts.................    (528,412)    (328,285)
                                                       ----------   ----------
Net accounts receivable..............................  $5,712,977   $1,402,340
                                                       ==========   ==========

                         GO2NET, INC. AND SUBSIDIARIES

2. BALANCE SHEET COMPONENTS (CONTINUED)

    Bad debt expense was $577,643, $386,097 and $68,000 for the years ended September 30, 1999, 1998 and 1997, respectively. $129,992 of the provision for 1999 was obtained in purchase business combinations.

PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Computer equipment...................................  $3,722,436   $1,589,215
Furniture and Equipment..............................     204,727       62,359
Leasehold improvements...............................      85,206       40,129
Software.............................................     842,562      313,450
                                                       ----------   ----------
                                                        4,854,931    2,005,153
Less accumulated depreciation........................  (1,600,337)    (689,986)
                                                       ----------   ----------
                                                       $3,254,594   $1,315,167
                                                       ==========   ==========

    Depreciation expense was $910,351, $541,537 and $131,575 for the years ended September 30, 1999, 1998 and 1997, respectively.

OTHER ASSETS

    A summary of other assets is as follows:

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            1999        1998
                                                         ----------   --------
Technology licenses....................................  $  882,500   $     --
Domain names...........................................      22,500     14,660
Security deposits......................................     192,678     25,020
Other..................................................      80,000     22,926
                                                         ----------   --------
                                                          1,177,678     62,606
Less accumulated amortization..........................     (13,125)   (16,784)
                                                         ----------   --------
                                                         $1,164,553   $ 45,822
                                                         ==========   ========

    Amortization expense was $33,927, $3,227 and $1,404 for the years ended September 30, 1999, 1998 and 1997, respectively. Other assets include $905,000 and $14,660 of intangibles as of September 30, 1999 and 1998, respectively.

    On July 15, 1997, the Company acquired PlaySite, a Java-based multi-user games site, and certain gaming infrastructure technology from Internet Games Corporation for $500,000 in cash and 66,668 shares of the Company's common stock, with a value of $85,002. The Company was amortizing the acquired technology cost over it's estimated useful life of three years; however, in the third fiscal quarter of 1998, the Company stopped using the acquired technology and an impairment loss of the remaining unamortized balance of $398,126 was recorded.

                         GO2NET, INC. AND SUBSIDIARIES

2. BALANCE SHEET COMPONENTS (CONTINUED)

INTANGIBLES

    A summary of intangibles is as follows:

                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
Workforce in place...............................  $    710,903   $         --
Developed technology.............................    26,702,679             --
Trade names......................................    15,029,907             --
Customer value...................................    23,807,802             --
Goodwill.........................................   151,110,212             --
                                                   ------------   ------------
                                                    217,361,503             --
Less accumulated amortization....................   (19,432,304)            --
                                                   ------------   ------------
                                                   $197,929,199   $         --
                                                   ============   ============

    Amortization of intangibles was $19,432,304, $0 and $0 for the years ended September 30, 1999, 1998 and 1997, respectively.

3. INCOME TAXES

    The components of income tax expense (benefit) are as follows:

                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                 1999         1998        1997
                                              -----------   ---------   --------
Current.....................................  $   (39,143)  $ 324,830   $77,150
Charge-in-lieu of taxes.....................    2,838,873          --        --
Deferred....................................   (3,514,592)   (255,610)   (9,803)
                                              -----------   ---------   -------
                                              $  (714,862)  $  69,220   $67,347
                                              ===========   =========   =======

    Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------   ---------   ---------
Computed expected tax benefit.............  $(3,929,607)  $(746,856)  $(546,311)
Increase (reduction) in income taxes
  resulting from:
  Change in the beginning-of-the-year
    balance of the valuation allowance....   (1,129,245)    408,123     592,887
  Non-deductible expenses, including
    goodwill amortization.................    4,181,057     362,898       7,297
  State and local income taxes, net of
    federal tax benefit...................       18,000      15,274      13,474
  Other...................................      144,933      29,781          --
                                            -----------   ---------   ---------
                                            $  (714,862)  $  69,220   $  67,347
                                            ===========   =========   =========

                         GO2NET, INC. AND SUBSIDIARIES

3. INCOME TAXES (CONTINUED)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are presented below.

                                                                SEPTEMBER 30,
                                                        -----------------------------
                                                            1999             1998
                                                        ------------      -----------
Deferred tax assets:
  Current:
    Accounts receivable principally due to
      allowance for doubtful accounts.............      $    155,730      $   131,137
    Compensated absences, principally due to
      accrual for financial reporting purposes....            64,193           11,130
    Stock based compensation......................         1,924,714           91,181
    Deferred expense..............................                --           78,397
    Net operating loss carryforward...............        19,713,905        1,002,060
                                                        ------------      -----------
                                                          21,858,542        1,313,905
  Non-current:
    Deferred revenue..............................           296,177               --
    Amortization and depreciation expense.........           780,338           80,753
                                                        ------------      -----------
Gross deferred tax assets.........................        22,935,057        1,394,658
Less valuation allowance..........................       (19,713,905)      (1,129,245)
                                                        ------------      -----------
Net deferred tax assets...........................         3,221,152          265,413
Deferred tax liabilities--non-current:
  Depreciation....................................           (59,321)              --
  Intangibles.....................................       (17,585,956)              --
  Financial statement basis in excess of tax basis
    of available for sale securities..............          (337,115)              --
                                                        ------------      -----------
Net deferred tax asset (liability)................      $(14,761,240)     $   265,413
                                                        ============      ===========

    The net change in the total valuation allowance for the years ended September 30, 1999 and 1998 was an increase of $18,584,660 and $408,123, respectively.

    At September 30, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $57,982,074, which begin to expire in 2019. This net operating loss carryforward results primarily from deductions associated with the exercise of nonqualified employee stock options; therefore, the realization of these carryforwards will result in a credit to stockholders' equity. The company realized a $2,838,837 benefit through stockholders' equity in 1999 related to the exercise of stock options.

4. STOCKHOLDERS' EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

    On March 15, 1999, the Company entered into a Stock Purchase Agreement under which the Company agreed to issue and sell to Vulcan Ventures Incorporated ("Vulcan") 300,000 shares of the Company's Series A Convertible Preferred Stock, par value $.01 per share for a purchase price of $1,000 per share, in two separate issuances of 167,507 (the "First Issuance") and 132,493 shares (the "Second

                         GO2NET, INC. AND SUBSIDIARIES

4. STOCKHOLDERS' EQUITY (CONTINUED)

Issuance"). The Series A Convertible Preferred Stock is initially convertible at a conversion price of $33.06 per share into 9,075,782 shares of Common Stock and has a liquidation preference of $1,000 per share. The First Issuance was consummated concurrently with the execution of the Stock Purchase Agreement on March 15, 1999. Simultaneously with the closing of the first issuance of preferred stock, the Company and Vulcan entered into a Registration Rights Agreement, and Vulcan entered into a Management Agreement with each director of the Company pursuant to which Vulcan agreed to purchase 2,806,624 shares of Common Stock from the directors of the Company, three of whom are executive officers of the Company, at a price of $45.00 per share. The Second Issuance and the sale of directors shares was consummated June 17, 1999. On March 19, 1999, pursuant to the Stock Purchase Agreement, Vulcan commenced a tender offer to purchase 7,193,376 shares of Common Stock for a purchase price of $45.00 per share. The tender offer expired on April 15, 1999 with no shares being tendered.

    On the date of the First Issuance (March 15, 1999) and Second Issuance (June 17, 1999), the price of the Series A Convertible Preferred Stock was at a discount to the price of the common stock into which the preferred stock was then convertible. The discount of $159,930,733 was recognized as a dividend to Vulcan.

9% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

    In November 1996, the holders of all outstanding shares of 9% Cumulative Convertible Redeemable Preferred Stock converted their preferred stock to 3,710,000 shares of the Company's common stock.

COMMON STOCK

    The Company's common stock was split 2-for-1 on February 23, 1999 and June 24, 1999. The common stock shares and dollars per share included throughout the financial statements have been restated to reflect the splits.

    In April 1997, the Company completed its initial public offering and issued 6,400,000 shares of its common stock to the public at a price of $2.00 per share. In May 1997, pursuant to the exercise of an over-allotment option granted to the underwriters of the Company's initial public offering, the Company issued an additional 960,000 shares of its common stock at a price of $2.00 per share. The Company received approximately $12.8 million of cash, net of underwriting discounts, commissions and other offering costs.

                         GO2NET, INC. AND SUBSIDIARIES

5. STOCK OPTION PLANS

    In 1996, the Board of Directors adopted a Stock Option Plan under which an aggregate of 3,000,000 shares of common stock were reserved for grants to employees and members of the Board of Directors and independent contractors. Options granted under this plan may be designated as incentive or nonqualified at the discretion of the Plan Administrator. The Company authorized an additional 6,000,000 shares of common stock in 1999 and 7,000,000 shares of common stock in 1998 under the Plan increasing total shares under the plan to 16,000,000. There remains 3,343,272 shares available for grant at September 30, 1999.

    The Compensation Committee of the Board of Directors determines the option price for stock options granted under the Stock Option Plan. Incentive stock options may be granted at not less than 100% of the fair market value per share at the date of grant as determined by the Board of Directors or committee thereof, except for incentive options granted to a person owning greater than 10% of the total combined voting power of all classes of the Company's stock, for which the exercise price of the options must be not less than 110% of the fair market value. Options generally have a term of 6 years and generally vest annually over a three to four year period. Stock options exercised, granted and canceled during the years ended September 30, 1999, 1998 and 1997, are as follows:

                                                                   WEIGHTED-AVERAGE
                                               NUMBER OF OPTIONS    EXERCISE PRICE
                                               -----------------   ----------------
Outstanding at September 30, 1996............        318,000            $ 2.00
  Granted
    Price less than market value.............         52,000            $ 2.10
    Price equal market value.................      2,222,000            $ 1.99
  Exercised..................................             --
  Cancellations..............................       (213,336)           $ 1.97
                                                  ----------            ------
Outstanding at September 30, 1997............      2,378,664            $ 1.99
  Granted
    Price less than market value.............      1,200,000            $ 6.47
    Price equal market value.................      4,138,400            $ 4.16
  Exercised..................................        (82,732)           $ 2.47
  Cancellations..............................       (171,332)           $ 2.06
                                                  ----------            ------
Outstanding at September 30, 1998............      7,463,000            $ 3.91
  Granted
    Price less than market value.............      1,200,000            $ 4.03
    Price equal market value.................      4,878,646            $40.30
  Exercised..................................     (2,128,413)           $ 4.73
  Cancellations..............................       (967,650)           $ 9.08
                                                  ----------            ------
Outstanding at September 30, 1999............     10,445,583            $20.25
                                                  ==========            ======

    Options exercisable as of September 30, 1999, 1998 and 1997 were 3,618,438 1,798,580 and 1,690,636, respectively, with at weighted average exercise prices of $20.25, $2.07, and $1.59 per share, respectively. The weighted average remaining contractual life of the outstanding options at September 30, 1999 was
4.65 years.

                         GO2NET, INC. AND SUBSIDIARIES

5. STOCK OPTION PLANS (CONTINUED)

AUTHORIZE.NET STOCK OPTION PLAN

    In connection with the acquisition of Authorize.Net, the Company assumed the Authorize.Net Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase 101,825 shares of the Company's common stock were reserved for grants. Options under the Authorize.Net Stock Option Plan vest immediately. Options under the Authorize.Net Stock Option Plan expire six years from the date of grant. The total weighted-average contractual life of options outstanding September 30, 1999 was approximately 5.75 years. No options remain available for grant at September 30, 1999.

    A summary of the Company's option activity under the AuthorizeNet Stock Option Plan is as follows:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at acquisition.........................   101,825         $0.80
Exercised..........................................   (23,870)        $0.80
                                                      -------         -----
Outstanding at September 30, 1999..................    77,955         $0.80
                                                      =======         =====

    All options outstanding at September 30, 1999 are exercisable.

HAGGLE ONLINE STOCK OPTION PLAN

    In connection with the acquisition of Haggle Online, the Company assumed the Haggle Online Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase 64 shares of the Company's common stock were reserved for grants. Options under the Haggle Online Stock Option Plan vest immediately. Options under the Haggle Online Stock Option Plan expire five years from the date of grant. The total weighted- average contractual life of options outstanding September 30, 1999 was approximately
0.5 years.

    There were 64 options outstanding at acquisition with an exercise price of $61.00. There has been no option activity since the date of the acquisition. The options outstanding are exercisable at September 30, 1999.

IQC STOCK OPTION PLAN

    In connection with the acquisition of IQC, the Company assumed the IQC Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase 70,578 shares of the Company's common stock were reserved for grants, of which no options remain available for grant at September 30, 1999. Options under the IQC Stock Option Plan vest over a four year period from date of grant. Options under the IQC Stock Option Plan expire ten years from the date of grant. The total weighted- average contractual life of options outstanding September 30, 1999 was approximately 5.5 years.

                         GO2NET, INC. AND SUBSIDIARIES

5. STOCK OPTION PLANS (CONTINUED)

    A summary of option activity under the IQC Stock Option Plan is as follows:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at acquisition.........................    70,578         $3.13
Exercised..........................................   (42,984)        $3.16
                                                      -------         -----
Outstanding at September 30, 1999..................    27,594         $3.09
                                                      =======         =====

    All options outstanding at September 30, 1999.

SILICON INVESTOR STOCK OPTION PLAN

    In connection with the acquisition of Silicon Investor, the Company assumed the Silicon Investor Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase the 47,828 shares of the Company's common stock assumed at the acquisition date were reserved for grants, of which no options remain available for grant at September 30, 1999. Options under the Silicon Investor Stock Option Plan vest over a four year period from date of grant. Options under the Silicon Investor Stock Option Plan expire ten years from the date of grant. The total weighted-average contractual life of options outstanding at September 30, 1999 was approximately 5.0 years.

    A summary of option activity under the Silicon Investor Stock Option Plan is as follows:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at September 30, 1996..................        --            --
  Granted..........................................   128,584         $0.11
  Exercised........................................    (4,784)        $0.11
  Cancellations....................................   (59,372)        $0.11
Outstanding at September 30, 1997..................    64,428         $0.11
  Exercised........................................   (16,600)        $0.11
                                                      -------         -----
Outstanding at September 30, 1998..................    47,828         $0.11
  Exercised........................................   (41,550)        $0.11
                                                      -------         -----
Outstanding at September 30, 1999..................     6,278         $0.11
                                                      =======         =====

    None of the outstanding options at September 30, 1999 are exercisable.

WEB21 STOCK OPTION PLAN

    In connection with the acquisition of Web21, the Company assumed the Web21 Stock Option Plan under which incentive stock options and nonqualified stock options to purchase common stock may be granted to officers, key employees and advisors. Under the Plan, options to purchase the 98,030 shares of the Company's common stock assumed at the acquisition date were reserved for grants. At September 30, 1999, 64,064 shares remained available for grant under the Web21 Stock Option Plan. Options under the Web21 Stock Option Plan vest over a four year period from date of grant. Options under the Web21 Stock Option Plan expire ten years from the date of grant. The total weighted-average contractual life of options outstanding at September 30, 1999 was approximately 3.06 years.

                         GO2NET, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK OPTION PLANS (CONTINUED)

    A summary of option activity under the Web 21 Stock Option Plan is as follows:

                                                     NUMBER OF   WEIGHTED-AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at September 30, 1996..................    33,424         $0.04
  Granted..........................................    45,988         $3.84
                                                     --------         -----
Outstanding at September 30, 1997..................    79,412         $2.24
  Granted..........................................    70,548         $9.19
                                                     --------         -----
Outstanding at September 30, 1998..................   149,960         $5.51
  Granted..........................................    46,100         $4.21
  Exercised........................................  (110,628)        $3.41
  Cancellations....................................   (64,064)        $8.20
                                                     --------         -----
Outstanding at September 30, 1999..................    21,368         $5.52
                                                     ========         =====

                                           OPTIONS OUTSTANDING
                        ---------------------------------------------------------             OPTIONS EXERCISABLE
                                                WEIGHTED AVERAGE      WEIGHTED      ----------------------------------------
  RANGE OF EXERCISE     NUMBER OUTSTANDING AS      REMAINING          AVERAGE       NUMBER EXERCISABLE AS   WEIGHTED AVERAGE
       PRICES           OF SEPTEMBER 30, 1999   CONTRACTUAL LIFE   EXERCISE PRICE   OF SEPTEMBER 30, 1999    EXERCISE PRICE
---------------------   ---------------------   ----------------   --------------   ---------------------   ----------------
       $ 0.04                   5,434                 1.44             $ 0.04                  --                    --
       $ 3.84                   7,260                 3.41             $ 3.84               5,870                $ 3.84
       $10.36                   8,674                 3.79             $10.36               1,059                $10.36

    The following table summarizes information about the above fixed stock options outstanding at September 30, 1999:

    The outstanding options have a weighted average exercise price of $20.02 per share and a weighted average remaining contractual life of 4.66 years. 3,793,980 options are exercisable at September 30, 1999.

                                          OPTIONS OUTSTANDING
                        -------------------------------------------------------
                              NUMBER                                                        OPTIONS EXERCISABLE
                            OUTSTANDING       WEIGHTED AVERAGE      WEIGHTED      ----------------------------------------
  RANGE OF EXERCISE     AS OF SEPTEMBER 30,      REMAINING          AVERAGE       NUMBER EXERCISABLE AS   WEIGHTED AVERAGE
       PRICES                  1999           CONTRACTUAL LIFE   EXERCISE PRICE   OF SEPTEMBER 30, 1999    EXERCISE PRICE
---------------------   -------------------   ----------------   --------------   ---------------------   ----------------
    $  0.04-$2.19            2,519,249              3.14             $ 2.01             1,737,349              $ 1.97
    $  2.69-$4.69            2,862,400              4.83             $ 4.25             1,197,332              $ 4.26
    $ 4.94-$11.28            2,205,479              4.84             $ 6.81               561,622              $ 6.70
    $13.78-$79.38            2,302,214              5.66             $54.88               247,344              $37.34
    $73.75-$89.75              689,500              5.56             $77.16                50,333              $73.75
                            ----------              ----             ------             ---------              ------
    $  .04-$89.75           10,578,842              4.66             $20.02             3,793,980              $ 6.65
                            ==========              ====             ======             =========              ======

1999 EMPLOYEE STOCK PURCHASE PLAN

    On January 28, 1999, the 1999 Employee Stock Purchase Plan was adopted by the Company's Board of Directors. The 1999 Employee Stock Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock and is administered by the Company's Board of Directors or Compensation Committee. All employees who work more than 20 hours per week or five months per year and have been

                         GO2NET, INC. AND SUBSIDIARIES

5. STOCK OPTION PLANS (CONTINUED)

employed longer than three months are eligible to participate with the exception of those owning 5% or more of the combined voting power of the Company's stock. Employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year. The exercise price for the option is the lesser of 85% of the fair value of the common stock on the first or last day of the purchase period (six months). An employee's rights under the plan terminate upon voluntary withdrawal or upon termination. All 250,000 shares were available for issuance under the plan at September 30, 1999.

6. STOCK-BASED COMPENSATION

    Pro forma information regarding net loss and loss per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options and stock purchase plan under the fair value method. Under this method, the weighted-average per share grant date fair value of options granted in fiscal 1999, 1998 and 1997 was, $11.92, $4.41, and $1.49, respectively, for the options granted with an exercise price less than fair value at the date of grant, and $27.33, $2.86, and $1.35, respectively, for the options granted with an exercise price equal to fair market value at the date of grant. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                               YEARS ENDED
                                                   ------------------------------------
                                                     1999          1998          1997
                                                   --------      --------      --------
Average risk-free interest rate..................   6.00%         5.59%         6.39%
Average expected life (in years).................   4.00          4.00          2.37
Dividend yield...................................   0.00%         0.00%         0.00%
Expected volatility..............................   1.00          0.9169        0.548

    Under SFAS No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at the grant date, net loss and net loss per share would have been increased as follows (the estimated fair value of the options is amortized to expense over the options' vesting period)

                                                                       SEPTEMBER 30,
                                                         -----------------------------------------
                                                             1999           1998          1997
                                                         -------------   -----------   -----------
Net loss:
  As reported..........................................  $ (10,842,806)  $(2,265,858)  $(1,674,145)
  Pro forma............................................  $ (35,342,725)  $(5,319,787)  $(2,616,878)
Net loss applicable to common stockholders:
  As reported..........................................   (170,773,539)   (2,265,858)   (1,674,145)
  Pro-forma............................................   (195,273,458)   (5,319,787)   (2,616,878)
Net loss per share applicable to common stockholders:
  As reported..........................................  $       (6.44)  $      (.09)  $      (.08)
  Pro forma............................................  $       (7.36)  $      (.21)  $      (.13)

    The Company recognized compensation expense of $783,584, $212,841 and $71,156 associated with accelerated options or options granted at less than fair market value for the years ended September 30, 1999, 1998 and 1997, respectively. The amounts are reflected in the Consolidated Statement of Operations and relate primarily to general and administrative expenses.

                         GO2NET, INC. AND SUBSIDIARIES

7. COMMITMENTS

    The Company has several noncancelable leases for its administrative facilities and sales offices. Rental expense from these leases amounted to approximately $643,377 and $375,350 and $153,546 for the years ended September 30, 1999, 1998 and 1997, respectively.

    Future minimum payments under noncancelable operating leases with an initial term of one year or more were as follows at September 30, 1999:

2000........................................................  $ 1,822,376
2001........................................................    1,584,781
2002........................................................    1,598,886
2003........................................................    1,583,098
2004........................................................    1,306,924
Thereafter..................................................    2,741,360
                                                              -----------
Total minimum lease payments................................  $10,637,425
                                                              ===========

8. REVOLVING CREDIT AGREEMENT

    On August 31, 1999, the Company entered into a revolving credit agreement with a bank that provides for the Company to borrow up to $15,000,000 at either the bank's prime lending rate (8.25% per annum as of September 30, 1999) or LIBOR plus 1.75%. The revolving credit agreement is secured by the Company's accounts with the bank. All amounts outstanding under the agreement are due by August 30, 2000. No amounts were outstanding under the line of credit at September 30, 1999.

    On December 12, 1997, the Company entered into a revolving credit agreement with a bank that provides for the Company to borrow up to $1,000,000 at the bank's prime lending rate (8.0% per annum as of September 30, 1998). No amounts were outstanding under the line of credit at September 30, 1998. The agreement expired February 13, 1999.

                         GO2NET, INC. AND SUBSIDIARIES

9. MERGERS AND ACQUISITIONS

    On August 4, 1999, the Company acquired Dogpile, LLC
(http://www.dogpile.com) in exchange for 682,156 shares of the Company's Common Stock and $15 million in cash, the total consideration was valued at approximately $52.0 million. The purchase agreement also provides for additional payments of up to $15 million over the next eighteen months contingent on future revenues and usage of Dogpile. The additional payments, if any, will be accounted for as additional goodwill.

    On July 1, 1999, the Company acquired Authorize.Net (http://www.authorize.net/) in exchange for 903,888 shares of the Company's Common Stock and $13.5 million in cash, the total consideration was valued at approximately $98.6 million. The purchase price also included the value of Authorize.Net's outstanding stock options that were converted to options to purchase 101,825 shares of the Company's common stock. The purchase agreement also provides for additional payments to Authorize.Net of up to $55 million over the next two years contingent on future revenues and operating income of Authorzize.Net. The additional payments, if any, will be accounted for as additional goodwill.

    On May 13, 1999, the Company acquired IQC Corporation (http://www.iqc.com/) in exchange for 226,626 shares of the Company's Common Stock valued at approximately $19.4 million. The purchase price also included the value of IQC's outstanding stock options that were converted to options to purchase 70,578 shares of the Company's common stock.

    On April 28, 1999, the Company acquired Virtual Avenue
(http://www.virtualave.net/) and USAOnline (http://www.usaol.com/) in exchange for 300,000 shares of the Company's Common Stock valued at approximately
$24.7 million.

    On April 16, 1999, the Company acquired Haggle Online
(http://www.haggle.com/) in exchange for 82,064 shares of the Company's Common Stock valued at approximately $6.8 million. The purchase price also included the value of Haggle Online's outstanding stock options that were converted to options to purchase 64 shares of the Company's common stock.

    The above acquisitions were all accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to each acquired company's assets acquired and liabilities assumed based on their respective fair values. The results of operations of each acquired company are included in the Company's consolidated financial statements since the date of acquisition.

    A summary of the combined consideration paid and liabilities assumed for the above acquisitions is as follows:

Stock and stock options.....................................  $173,075,893
Cash........................................................    28,500,000
Direct acquisition costs....................................       882,573
Deferred tax liability......................................    19,441,657
Accrued liabilities assumed.................................     1,264,251
                                                              ------------
    Total...................................................  $223,164,374
                                                              ============

                         GO2NET, INC. AND SUBSIDIARIES

9. MERGERS AND ACQUISITIONS (CONTINUED)

    The combined consideration paid and liabilities assumed were allocated as follows:

Cash acquired...............................................  $  1,996,365
Other assets acquired.......................................     3,430,202
Equipment...................................................       376,466
Identifiable intangibles....................................    66,251,129
Goodwill....................................................   151,110,212
                                                              ------------
    Total...................................................  $223,164,374
                                                              ============

    Identifiable intangibles and goodwill are being amortized using the straight-line method over their estimated useful lives of 3 years.

    The following unaudited pro forma financial information presents the combined results of operations of the Company, Haggle Online, Virtual Avenue, USAOnline, IQC Corporation, Authorize.Net and Dogpile, LLC as if the acquisitions had occurred as of the beginning of the Company's 1998 and 1999 fiscal years, after giving effect to certain adjustments, including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Haggle Online, Virtual Avenue, USAOnline IQC Corporation, Authorize.Net and Dogpile, LLC constituted a single entity during such periods.

                                                     RESULTS OF OPERATIONS AS IF
                                                       ACQUISITION OCCURED AT
                                                      BEGINNING OF YEARS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         1999           1998
                                                     ------------   ------------
Revenue............................................  $28,953,575    $ 8,593,011
Net loss...........................................  $75,964,237    $93,410,896
Net loss per share applicable to common
  stockholders.....................................  $      8.89    $      3.76

    On December 31, 1998, the Company merged with Web21 and exchanged all of the issued and outstanding capital stock of Web21 for 1,343,780 shares of the Company's Common Stock. In addition, the Company assumed options to purchase capital stock of Web21, of which 6,929 are exercisable at September 30, 1999. This acquisition was accounted for as a pooling of interests, and accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Web21.

    In connection with the merger, the Company incurred approximately $650,257 in merger-related expenses primarily for investment banking, legal and other professional fees in the first quarter of 1999.

                         GO2NET, INC. AND SUBSIDIARIES

9. MERGERS AND ACQUISITIONS (CONTINUED)

    Separate results for the combined entities are as follows.

                                                 THREE MONTHS ENDED
                                                    DECEMBER 31,         YEAR ENDED SEPTEMBER 30,
                                               -----------------------   -------------------------
                                                  1998         1997         1998          1997
                                               ----------   ----------   -----------   -----------
Revenues:
  Go2Net.....................................  $1,955,154   $  609,276   $ 4,830,882   $   528,595
  Web21......................................     644,886      500,613     2,278,550     1,099,369
                                               ----------   ----------   -----------   -----------
                                               $2,600,040   $1,109,889   $ 7,109,432   $ 1,627,964
                                               ==========   ==========   ===========   ===========
Net Income/(Loss):
  Go2Net.....................................  $ (241,944)  $ (368,402)  $(2,371,125)  $(1,756,249)
  Web21......................................    (500,910)      95,679       105,267        82,104
                                               ----------   ----------   -----------   -----------
                                               $ (742,854)  $ (272,723)  $(2,265,868)  $(1,674,145)
                                               ==========   ==========   ===========   ===========

    There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

    On August 3, 1998, the Company exchanged 629,996 shares of common stock for all the outstanding capital stock of Hypermart, Inc., an acquisition accounted for as a pooling of interests. The financial statements for the fiscal year prior to the combination have not been restated as the impact was not material. In connection with the merger, the Company incurred approximately $319,000 in merger-related expenses primarily for legal and other professional fees.

    Separate results for the combined entities for the period ended August 3, 1998 are as follows.

                                                             FOR THE PERIOD FROM
                                                             OCTOBER 1, 1997 TO
                                                               AUGUST 3, 1998
                                                             -------------------
Revenues:
  Go2Net...................................................      $ 4,723,030
  HyperMart................................................          107,852
                                                                 -----------
                                                                 $ 4,830,882
                                                                 ===========
Net Income/(Loss):
  Go2Net...................................................      $(2,350,886)
  HyperMart................................................          (20,239)
                                                                 -----------
                                                                 $(2,371,125)
                                                                 ===========

    HyperMart did not have any activity prior to October 1, 1997. There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

    On June 23, 1998, the company acquired all of the issued and outstanding capital stock of Silicon Investor, Inc., which began operations in April 1995, in exchange for 4,952,172 shares of the Company's common stock. In addition, the Company assumed options to purchase capital stock of Silicon Investor, which were converted to 47,828 options to purchase common stock of the Company. This acquisition was accounted for as a pooling of interests, and accordingly, the financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Silicon Investor.

                         GO2NET, INC. AND SUBSIDIARIES

9. MERGERS AND ACQUISITIONS (CONTINUED)

    In connection with the merger, the Company incurred approximately $716,000 in merger-related expenses primarily for legal and other professional fees in the third quarter of 1998.

    Separate results for the combined entities for the period ended June 23, 1998 and the year ended September 30, 1997 are as follows:

                                                 FOR THE PERIOD FROM     YEAR ENDED
                                                 OCTOBER 1, 1997 TO    SEPTEMBER 30,
                                                    JUNE 23, 1998           1997
                                                 -------------------   --------------
Revenues:
  Go2Net (adjusted for Web21)..................      $ 1,812,238        $ 1,353,758
  Silicon Investor.............................        1,063,402            274,206
                                                     -----------        -----------
                                                     $ 2,875,640        $ 1,627,964
                                                     ===========        ===========
Net Income/(Loss):
  Go2Net (adjusted for Web21)..................      $(2,472,524)       $(1,636,376)
  Silicon Investor.............................          290,366            (37,769)
                                                     -----------        -----------
                                                     $(2,182,158)       $(1,674,145)
                                                     ===========        ===========

    There were no significant intercompany transactions between the two companies and no significant conforming accounting adjustments.

10. RELATED PARTY

    During fiscal 1999, the Company recognized revenues of approximately $610,000 under advertising and licensing agreements with DirectWeb, Inc., the CEO of which was a member of the Board of Directors. The Company also recognized revenues of approximately $53,000 under an advertising agreement with Mercata, Inc. in fiscal 1999. Vulcan Ventures is a minority shareholder in the Company and the majority shareholder in Mercata, Inc.

    On October 20, 1999, the Company announced a nationwide marketing and branding campaign focused on major college and professional sports stadiums and arenas, including home games of the Seattle Seahawks National Football League team and the Portland Trail Blazers National Basketball Association team, both of which are owned by Paul G. Allen. The marketing campaign will be handled by Action Sports Media, a sports venue-marketing firm founded by Vulcan.

    On October 1, 1999, the Company announced an agreement in principle to form a new company, Broadband Partners, which is a joint venture among the Company, Vulcan and Charter Communications Holding Company. Under the joint venture, the Company will distribute customized versions of its content, technologies and services via Broadband Partners to subscribers of Charter Communications, RCN Corporation, High Speed Access Corporation and other companies from the investment portfolio of Vulcan. The Company will own a 19.9% equity interest in the joint venture, subject to certain dilution adjustments. Each investor will be obligated to provide their pro rata share of funding for Broadband's operations and capital expenditures, except that Vulcan will fund Charter Communications' portions of Broadband's expenses for the first four years and will fund the Company's portion of Broadband's expenses to the extent such expenses exceed budget for the first four years. Vulcan is a minority shareholder of RCN Corporation and High Speed Access Corporation and a majority shareholder in Charter Communications.

                         GO2NET, INC. AND SUBSIDIARIES

10. RELATED PARTY (CONTINUED)

    On July 7, 1999, the Company acquired 896,057 shares of Common Stock of CommTouch Software, LTD. ("CommTouch") and received warrants to acquire an additional 1,136,000 shares of Common Stock. The stock and warrants were valued at $13,970,628. The investment, carried at fair market value, represents an approximate 13.9% stake in Commtouch on a fully diluted basis. In conjunction with the equity investment, the Company received one seat on CommTouch's Board of Directors and entered into a distribution and marketing agreement with CommTouch. Vulcan is a minority shareholder of CommTouch.

    On July 21, 1999, the Company acquired 428,571 shares of Common Stock of Click2Learn, Inc. (Click2Learn) and received warrants to acquire an additional 428,571 shares of Common Stock. The stock and warrants were valued at $3,245,700. The investment, carried at fair market value, represents an approximate 5.8% stake in Click2Learn on a fully diluted basis. In conjunction with the equity investment the Company entered into a three-year marketing, distribution, licensing and co-branding partnership with Click2Learn. Vulcan is a majority shareholder of Click2Learn.

    On November 3, 1998, the Company purchased 13,158 shares of Series D Preferred Stock of Conducent Technologies, Inc. ("Conducent") valued at approximately $250,000. The investment, carried at cost, represents an approximate 1.3% stake in Conducent on a fully diluted basis. Conducent is the owner of the AdGateway service, a leading provider of software advertising solutions. Go2Net has partnered with Conducent on ad sales and software distribution by Go2Net's salesforce. The CEO of Conducent is a former member of the Company's board of directors.

11. SUBSEQUENT EVENTS

    On October 29, 1999, the Company announced a three year agreement with Net2Phone to exclusively integrate Net2Phone's PC-to-phone technology and their communications services throughout the Go2Net Network in exchange for $15 million in cash from Net2Phone.

    On October 22, 1999, the Company entered into a merger agreement pursuant to which it acquired FreeYellow.com, Inc. (www.freeyellow.com) in exchange for 334,161 shares of the Company's Common Stock and $1 million in cash. The total consideration was valued at approximately $19.5 million. The transaction will be accounted for under the purchase method of accounting, and accordingly, the purchase price will be allocated to assets acquired and liabilities assumed based on their respective fair values.

12. SEGMENT INFORMATION

    We have identified our reportable segments based on how our operations are managed and how results are viewed by management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track expenses, operating income or assets by operating segments. Consequently, we do not disclose expenses, operating income or assets by operating segments. The have been no transactions between segments. The following

                         GO2NET, INC. AND SUBSIDIARIES

12. SEGMENT INFORMATION (CONTINUED)

results are broken out by our operating segments for the fiscal years ended September 30, 1997, 1998, and 1999:

                                                     SUBSCRIPTIONS,
                                                       ELECTRONIC
                                                    COMMERCE, LICENSE
YEAR ENDED SEPTEMBER 30,              ADVERTISING       AND OTHER       CONSOLIDATED
------------------------              -----------   -----------------   ------------
1997
  Revenue...........................   1,353,758          274,206         1,627,964

1998
  Revenue...........................   5,804,915        1,304,517         7,109,432

1999
  Revenue...........................  16,456,463        5,978,572        22,435,035

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On July 14, 1999, the audit committee of the Company dismissed Ernst & Young LLP as the Company's independent accountants. On July 19, 1999, the Company engaged KPMG LLP as the Company's independent accountants.

                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2000 Annual Meeting of Shareholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

    (1) FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
ITEM 1......................................................
Report of KPMG LLP, Independent Auditors....................     39
Financial Statements:
  Consolidated Balance Sheets...............................     40
  Consolidated Statements of Operations.....................     41
  Consolidated Statements of Stockholders' Equity and
    Comprehensive Loss......................................     42
  Consolidated Statements of Cash Flows.....................     43
  Notes to Consolidated Financial Statements................     44

    (2) FINANCIAL STATEMENTS SCHEDULE

    All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

    (3) EXHIBITS

    See (c) below

    (b) Reports on Form 8-K

       Form 8-K/A was filed by the Company on July 2, 1999, with respect to the acquisition of Haggle Online, Inc. and Virtual Avenue, Inc. and USAOnline, Inc.

       Form 8-K was filed by the Company on July 13, 1999, with respect to the acquisition of Authorize.Net Corporation.

       Form 8-K was filed by the Company on July 19, 1999, with respect to the change in the Company's certifying accountants.

       Form 8-K/A was filed by the Company on July 27, 1999, with respect to the acquisition of IQC Corporation.

       Form 8-K was filed by the Company on August 18, 1999, with respect to the acquisition of Dogpile, LLC.

       Form 8-K/A was filed by the Company on September 13, 1999, with respect to the acquisition of Authorize.Net Corporation.

       Form 8-K/A was filed by the Company on October 18, 1999, with respect to the acquisition of Dogpile, LLC.

    (c) List of Exhibits

     EXHIBIT NO.        TITLE
---------------------   -----
        2.1             Agreement and Plan of Merger, dated December 31, 1998 by and among the Company, WTO Acquisition Corp., Web21 and Bert
                          Fornaciari. (Incorporated by reference from the Company's
                          report on Form 8-K filed January 12, 1999)

        2.1             Agreement and Plan of Merger, dated April 16, 1999 by and
                          among the Company, HO Acquisition Corp., Haggle Online and the principal shareholder of Haggle. (Incorporated by
                          reference from the Company's report on Form 8-K filed
                          May 3, 1999)

        2.3             Agreement and Plan of Merger dated April 28, 1999 by and
                          among the Company, USAO Acquisition Corp., Virtual
                          Avenue, Inc., USAOnline, Inc. and those parties named therein. (Incorporated by reference from the Company's report on Form 8-K filed May 3, 1999)

        2.2             Agreement and Plan of Merger, dated May 13, 1999 by and
                          among the Company, VA Acquisition Corporation, IQC
                          Corporation and the shareholders and option holders of IQC
                          Corporation. (Incorporated by reference from the Company's report on Form 8-K filed May 28, 1999)

        2.3             Agreement and Plan of Merger, dated July 1, 1999 by and
                          among the Company, 3I Acquisition Corporation,
                          Authorize.Net Corporation and the principal shareholders of Authorize.Net Corporation. (Incorporated by reference from the Company's Form 8-K filed July 13, 1999)

        2.4             Interest Purchase Agreement, dated August 4, 1999 by and
                          among the Company, Dogpile, LLC, Pile, Incorporated,
                          Thunderstone Software LLC, the stockholders of Pile,
                          Incorporated, and the member of Thunderstone Software,
                          LLC. (Incorporated by reference from the Company's report
                          on Form 8-K filed August 18, 1999)

        3.1             Restated Certificate of Incorporation of the Company.
                          (Incorporated by reference from the Company's Registration
                          Statement on Form S-1 (Registration No. 333-19051))

        3.2             Amended and Restated Bylaws of the Company. (Incorporated by
                          reference from the Company's Registration Statement on
                          Form S-1 (Registration No. 333-19051))

        3.3             Certificate of Designation of Series A Convertible Preferred
                          Stock, dated March 15, 1999 by and between the Company and
                          Vulcan Ventures Incorporated. (Incorporated by reference
                          from the Company's report on Form 8-K filed April 12,
                          1999)

        4.1             Specimen stock certificate representing the shares of Common
                          Stock. (Incorporated by reference from the Company's
                          Registration Statement on Form S-1 (Registration
                          No. 333-19051))

        4.2             Registration Rights Agreement, dated March 15, 1999, by and between the Company and Vulcan Ventures Incorporated.
                          (Incorporated by reference from the Company's report on
                          Form 8-K filed April 12, 1999)

        4.3             Form of Stock Purchase and Voting Agreement for
                          Non-Executive Directors. (Incorporated by reference from the Company's report on Form 8-K filed April 12, 1999)

     EXHIBIT NO.        TITLE
---------------------   -----
        4.4             Form of Stock Purchase and Voting Agreement for Executive
                          Directors. (Incorporated by reference from the Company's
                          report on Form 8-K filed April 12, 1999)

       10.1             Form of Preferred Stock Subscription Agreement.
                          (Incorporated by reference from the Company's Registration
                          Statement on Form S-1 (Registration No. 333-19051))

       10.2*            Employment Agreement, dated March 1, 1996, between the
                          Company and Russell C. Horowitz. (Incorporated by
                          reference from the Company's Registration Statement on
                          Form S-1 (Registration No. 333-19051))

       10.3*            Employment Agreement, dated March 1, 1996, between the
                          Company and John Keister. (Incorporated by reference from
                          the Company's Registration Statement on Form S-1
                          (Registration No. 333-19051))

       10.4*            Employment Agreement, dated October 13, 1998, between the
                          Company and Michael J. Riccio, Jr. (Incorporated by
                          reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 4, 1999 (File
                          No. 0-22047))

       10.5             Amended and Restated Credit Agreement, dated August 31,
                          1999, between the Company and Imperial Bank.

       10.6             Sublease Agreement, dated March 18, 1997, between the
                          Company and Wells Fargo Bank, N.A. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended September 30, 1999)

       10.7*            Go2Net, Inc. 1996 Stock Option Plan. (Incorporated by
                          reference from the Company's Registration Statement on
                          Form S-1 (Registration No. 333-19051))

       10.8*            Web21 Stock Option Plan (Incorporated by reference to the
                          Company's registration statement on Form S-8 (Registration
                          No. 333-76071))

       10.9*            Authorize.Net Corporation Stock Incentive Plan.
                          (Incorporated by reference to the Company's registration
                          statement on Form S-8 (Registration No. 333-82765))

       10.10*           Haggle Online, Inc. Stock Option Agreement. (Incorporated by
                          reference to the Company's registration statement on
                          Form S-8 (Registration No. 333-82765))

       10.11*           Form of IQC Corporation Stock Option Agreement.
                          (Incorporated by reference to the Company's registration
                          statement on Form S-8 (Registration No. 333-82765))

       10.12            License Agreement dated as of January 31, 1997 between
                          Netbot, Inc. and the Company. (Incorporated by reference from the Company's Registration Statement on Form S-1
                          (Registration No. 333-19051))

       10.13            Subscription Agreement dated as of August 7, 1996 between
                          Sports Ticker Enterprises, L.P. and the Company.
                          (Incorporated by reference from the Company's Registration
                          Statement on Form S-1 (Registration No. 333-19051))

       10.14            S&P Comstock Information Distribution License Agreement
                          dated as of August 16, 1996 between S&P Comstock, Inc. and the Company. (Incorporated by reference from the Company's
                          Registration Statement on Form S-1 (Registration
                          No. 333-19051))

       10.15            Distributor Agreement dated as of September 6, 1996 between
                          Comtex Scientific Corporation and the Company.
                          (Incorporated by reference from the Company's Registration
                          Statement on Form S-1 (Registration No. 333-19051))

       10.16            Stock Purchase Agreement, dated as of March 15, 1999, by and between the Company and Vulcan Ventures Incorporated.
                          (Incorporated by reference from the Company's report on
                          Form 8-K filed April 12, 1999)

     EXHIBIT NO.        TITLE
---------------------   -----
       10.17            Pier 70 Lease Agreement dated July 20, 1999, between Triad
                          Pier 10, LLC and the Company. (Incorporated by reference
                          from the Company's Quarterly Report on Form 10-Q for the
                          quarterly period ended August 13, 1999(File No. 0-22047)

       10.18*           Employment Agreement, dated March 1, 1996, between the
                          Company and Oren Etzioni.

       21.1             Subsidiaries of Go2Net, Inc.

       23.1             Consent of KPMG LLP, Independent Auditors

       27.1             Financial Data Schedule

------------------------

*   Indicates Management Compensatory plan, contract or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GO2NET, INC.

                                                       By:           /s/ RUSSELL C. HOROWITZ
                                                            -----------------------------------------
                                                                    Name: Russell C. Horowitz
                                                                  Title: Chief Executive Officer
                                                                     Date: December 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                                                       Chief Executive Officer,
               /s/ RUSSELL C. HOROWITZ                   Chief Financial Officer
     -------------------------------------------         and Director (principal    December 29, 1999
                 Russell C. Horowitz                     executive, financial and
                                                         accounting officer)

                  /s/ DENNIS CLINE
     -------------------------------------------       Director                     December 29, 1999
                    Dennis Cline

                   /s/ BILL SAVOY
     -------------------------------------------       Director                     December 29, 1999
                     Bill Savoy

                  /s/ DIANE DAGGAT
     -------------------------------------------       Director                     December 29, 1999
                    Diane Daggat

                /s/ BILL FLECKENSTEIN
     -------------------------------------------       Director                     December 29, 1999
                  Bill Fleckenstein