Form 10-Q
period 1999-12-31
GO2NET INC
filed 2000-02-11
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                     91-1710182
-------------------------------                   ---------------------
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


As of February 10, 2000 there were 30,566,354 shares of the Registrant's common stock outstanding.

                                                                                    PAGE
                                                                                    NUMBER
PART I               FINANCIAL INFORMATION

ITEM 1:     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of December 31, 1999
                     and September 30, 1999........................................   3
            Condensed Consolidated Statements of Operations for the three
                     months ended December 31, 1999 and 1998.......................   4
            Condensed Consolidated Statements of Cash Flows for the three
                     months ended December 31, 1999 and 1998.......................   5
            Notes to Condensed Consolidated Financial Statements...................   6

ITEM 2:     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................  12

ITEM 3:     Quantitative and Qualitative Disclosures about Market Risk.............  18

PART II              OTHER INFORMATION

ITEM 1:     Legal Proceedings......................................................  19

ITEM 2:     Changes in Securities and Use of Proceeds..............................  19

ITEM 3:     Defaults Upon Senior Securities........................................  19

ITEM 4:     Submission of Matters to a Vote of Security Shareholders...............  19

ITEM 5:     Other Information......................................................  19

ITEM 6:     Exhibits and Reports on Form 8-K.......................................  19

            SIGNATURES.............................................................  20

Exhibit 27  Financial Data Schedule................................................  21

                          Go2Net, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,      SEPTEMBER 30,
                                                          1999               1999
                                                      -------------     -------------
                                                       (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents ........................  $  66,364,315     $  66,786,513
  Short-term investments ...........................    170,591,000       151,000,000
  Trade accounts receivables, net ..................      6,887,981         5,712,977
  Other accounts receivable ........................      3,609,120         3,818,410
  Deferred tax asset, net ..........................      2,374,484         2,144,637
  Prepaid expenses and other assets ................        666,128           750,848
                                                      -------------     -------------
          Total current assets .....................    250,493,028       230,213,385

Property and equipment, net ........................      3,879,449         3,254,594
Other assets .......................................      1,093,764         1,164,553
Long-term investments ..............................     44,659,793        53,771,208
Investments in affiliates ..........................     92,151,301        21,676,129
Deposits ...........................................        250,000           250,000
Intangibles, net ...................................    198,981,373       197,929,199
                                                      -------------     -------------
          Total assets .............................  $ 591,508,708     $ 508,259,068
                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................  $     878,609     $   1,253,843
   Accrued expenses ................................      2,989,570         3,139,409
   Accrued compensation and benefits ...............        938,275         2,425,013
   Deferred revenue ................................      6,688,740         3,072,755
                                                      -------------     -------------
          Total current liabilities ................     11,495,194         9,891,020

Deferred revenue ...................................        479,355           530,796
Deferred tax liability .............................     38,499,559        16,905,877
Commitments and contingencies

Stockholders' equity:
  Preferred stock ..................................    450,872,103       450,927,510
  Common stock .....................................     67,748,463        42,721,806
  Accumulated other comprehensive income ...........     48,938,726         2,500,337
  Accumulated deficit ..............................    (26,524,692)      (15,218,278)
                                                      -------------     -------------
          Total stockholders' equity ...............    541,034,600       480,931,375
                                                      -------------     -------------
          Total liabilities and stockholders'
             equity.................................  $ 591,508,708     $ 508,259,068
                                                      =============     =============


            See notes to condensed consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                              ---------------------------------------
                                              DECEMBER 31, 1999     DECEMBER 31, 1998
                                              -----------------     -----------------
Revenue                                          $ 14,002,230         $  2,600,040

Cost of revenue                                     2,356,691              688,092
                                                 ------------         ------------
Gross Profit                                       11,645,539            1,911,948

Operating expenses:
     Sales and marketing                            3,587,917              920,883
     General and administrative                     3,317,673              804,508
     Product development                            1,365,915              394,926
     Merger related costs                                   -              650,257
     Amortization of intangibles                   19,425,479                    -
                                                 ------------         ------------
         Total operating expenses                  27,696,984            2,770,574
                                                 ------------         ------------
Loss from operations                              (16,051,445)            (858,626)

Interest income, net                                3,897,124              115,772
                                                 ------------         ------------
Loss before taxes                                 (12,154,321)            (742,854)

Income tax benefit                                    847,907                    -
                                                 ------------         ------------
Net loss                                         $(11,306,414)        $   (742,854)
                                                 ============         ============
Basic and diluted net loss per common share      $      (0.38)        $      (0.03)

Shares used in computing basic and
  diluted net loss per common share                30,035,238           25,250,308

            See notes to condensed consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                 ---------------------------------------
                                                                 DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                 -----------------     -----------------
Operating activities:
  Net loss.....................................................     $(11,306,414)        $   (742,854)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Depreciation and amortization.............................          284,976              173,782
     Intangible amortization...................................       19,425,479                    -
     Deferred income taxes ....................................       (2,534,371)                   -
     Stock compensation .......................................            2,689               70,947
  Changes in working capital, net:
     Receivables ..............................................         (930,869)            (567,026)
     Prepaid expenses and other assets.........................          163,050             (114,759)
     Deferred revenue .........................................        3,548,295              817,774
     Accounts payable and accrued expenses ....................        1,150,086              472,552
     Accrued compensation and benefits ........................       (1,490,398)              48,286
                                                                    ------------         ------------
Net cash provided by operating activities .....................        8,312,523              158,702

Investing activities:
  Purchases of available for sale investments .................      (50,627,798)          (1,500,000)
  Maturities of available for sale investments ................       39,819,573            1,700,000
  Investment in affiliates ....................................                -             (249,983)
  Acquisition of property and equipment .......................         (970,583)             (86,694)
  Net cash used in acquisition ................................       (1,302,288)                   -
                                                                    ------------         ------------
Net cash used in investing activities .........................      (13,081,096)            (136,677)

Financing activities:
  Expenses from issuance of preferred stock ...................          (55,407)                   -
  Proceeds from exercise of stock options and stock
    purchase plan .............................................        4,401,782              255,925
  Payments on short term borrowing ............................                -              (38,272)
                                                                    ------------         ------------
Net cash provided by financing activities .....................        4,346,375              217,653
                                                                    ------------         ------------
Net increase (decrease) in cash and cash equivalents...........         (422,198)             239,678

Cash and cash equivalents at beginning of period...............       66,786,513              941,351
                                                                    ------------         ------------
Cash and cash equivalents at end of period ....................     $ 66,364,315         $  1,181,029
                                                                    ============         ============
Supplemental cash flow information:
  Common stock issued in acquisition...........................     $ 18,935,718         $          -
  Assets and liabilities recognized upon business
   acquisition, excluding cash:
     Receivables ..............................................           34,845                    -
     Prepaid expenses and other assets and deposits ...........           17,166                    -
     Intangibles ..............................................       19,154,893                    -
     Accounts payable and accrued expenses ....................           14,969                    -
     Deferred revenue .........................................           16,249                    -
     Deferred tax liability, net ..............................          260,440                    -


            See notes to condensed consolidated financial statements.

                          GO2NET, INC AND SUBSIDIARIES.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       THE COMPANY AND BASIS OF PRESENTATION

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

    The financial statements as of December 31, 1999 and 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of the periods presented. The balance sheet at September 30, 1999 has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.

    These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENTS

    Investment securities at December 31, 1999 consist of municipal and corporate debt and equity securities. The Company's securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. The Company had unrealized holding gains of $46,438,389 (net of the related tax effect of $23,637,758) reported as other comprehensive income for the quarter ended December 31, 1999. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

INTANGIBLE ASSETS

    Intangible assets consist of goodwill, which represents costs in excess of the fair value of the net assets acquired, and identifiable intangibles. Intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

OTHER ASSETS

    Other assets consist of the costs associated with licensed technology, domain names, trademarks and security deposits and are recorded at cost. Amortization of other assets is recorded using the straight-line method over the shorter of useful lives, generally one to three years, or the term of the agreement.

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

    No single customer accounted for greater than 10% of total revenues during the quarter ended December 31, 1999.

    The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. At December 31, 1999, the Company held shares and warrants of CommTouch common stock representing approximately 13.9% of Commtouch's outstanding common stock and shares and warrants of Click2Learn's common stock representing approximately 5.8% of Click2Learn's outstanding common stock. If there is a permanent decline in the value of these securities below cost, the decline will be reported in the Company's statement of operations. The Company's remaining portfolio, however, is diversified and consists primarily of highly rated money market funds and short and long-term investment-grade securities.

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

FINANCIAL INSTRUMENTS

    The recorded amounts of financial instruments including cash equivalents, investments, receivables, and accounts payable approximate their fair values at December 31, 1999.

REVENUE RECOGNITION

    The Company derives its revenue from the sale of advertisements primarily on short-term contracts and ecommerce, subscription and license fees.

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

    Barter transactions are recorded at the lower of the estimated fair value of the goods or services/ advertisements received or the estimated fair value of the goods or services/advertisements given. Barter revenue was immaterial for the quarter ended December 31, 1999.

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

NET LOSS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", the Company has reported both basic and diluted net income per common share for each period presented. Basic income per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted income per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per common share consist of outstanding stock options and convertible preferred stock. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same. There were 16,824,142 and 4,133,080 securities at December 31, 1999 and 1998, respectively, that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

COMPREHENSIVE INCOME

    For the quarter ended December 31, 1999 total comprehensive income was $35,131,975 which consisted of net loss of $11,306,414 and unrealized holding gains, net of tax, of $46,438,389. For the quarter ended December 31, 1998 total comprehensive loss was $742,854 which equaled the net loss for the quarter.

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

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Software Developed or Obtained for Internal Use" which was adopted by the Company on October 1, 1999. SOP 98-1 provides guidance in capitalizing software that is developed in-house or purchased. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

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

2.      RELATED PARTY TRANSACTIONS

         For the quarter ended December 31, 1999, the Company recognized revenues of $155,000 under licensing agreements with DirectWeb, Inc., the CEO of which was a member of the Board of Directors. The Company also recognized revenues in the quarter ended December 31, 1999 of $453,072 from Mercata and Click2Learn under advertising, marketing, distribution and licensing agreements. Vulcan Ventures Incorporated is a minority shareholder in the Company and the majority shareholder in Mercata and Click2Learn, Inc. As of December 31,

1999 the Company had $274,612 in accounts receivable from Broadband Partners. The Company is a minority shareholder and Vulcan Ventures Incorporated is the majority shareholder in Broadband Partners.

3.       BUSINESS COMBINATION

         On October 22, 1999, the Company acquired FreeYellow.com, Inc. (http://www.freeyellow.com/) in exchange for 334,161 shares of the Company's common stock and $1 million in cash. The total consideration was valued at approximately $19.9 million as of October 22, 1999.

         The above acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired company's assets acquired and liabilities assumed based on their respective fair values and the results of operations of the acquired company is included in the Company's consolidated financial statements since the date of acquisition.

         A summary of the consideration paid and liabilities assumed for the above acquisition is as follows:

         Stock                                   $18,935,718
         Cash                                      1,000,000
         Direct acquisition costs                    157,636
         Deferred tax liability                      260,440
         Accrued liabilities assumed                  31,218
                                                 -----------
             Total                               $20,385,012
                                                 ===========

         The consideration paid and liabilities assumed were allocated as follows:

         Cash acquired                           $    20,472
         Other current assets acquired                43,845
         Other assets                                  8,166
         Intangibles                              20,312,529
                                                 -----------
             Total                               $20,385,012
                                                 ===========

         Intangibles consist of identified intangibles such as trade names, customer relationships, workforce-in-place and developed technology and goodwill equal to the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired. Intangibles are being amortized using the straight-line method over the estimated useful lives of 3 years.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and FreeYellow.com, Inc. if the acquisition had occurred as of the beginning of the Company's 2000 fiscal year, after giving effect to certain adjustments, including amortization of goodwill. FreeYellow.com had no activity for the three months ended December 31, 1998. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and FreeYellow.com, Inc. constituted a single entity during such periods.

                                             Three months ended
                                             December 31, 1999
                                             -----------------
         Revenue                                 $ 14,075,607

         Net loss                                $(11,666,374)

         Loss per share                               $ (0.39)

4.       SEGMENT INFORMATION

         We have identified our reportable segments based on how our operations are managed and how results are viewed by management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track expenses, operating income or assets by operating segments. Consequently, we do not disclose expenses, operating income or assets by operating segments. There have been no transactions between segments. The following results are broken out by our operating segments for the three months ended December 31, 1999 and 1998:

                                                  Three months ended       Three months ended
                                                   December 31, 1999        December 31, 1998
                                                  ------------------       ------------------
         Advertising revenue                           $8,790,213               $2,186,153
         Subscriptions, electronic commerce,
         license and other revenue                      5,212,017                  413,887
                                                      -----------               ----------
         Consolidated revenue                         $14,002,230               $2,600,040
                                                      ===========               ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this Report, and the risks discussed in the "Additional Factors that may Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

    - The HyperMart Network, consisting of HyperMart (www.hypermart.net), Virtual Avenue (www.virtualave.net) and FreeYellow.com
      (www.freeyellow.com), the Web's leading providers of free hosting services for small businesses;

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

         The Company has a limited operating history upon which an evaluation of its prospects can be based. The Company anticipates that advertising revenues from Internet sites and transaction based processing fees will constitute a significant portion of the revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising, subscription fees and transaction fees from its Internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of December 31, 1999, had an accumulated deficit of $26,524,692. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

RESULTS OF OPERATIONS

         REVENUE

         Total revenue for the three months ended December 31, 1999 was $14,002,230. Revenue for the comparable period in 1998 was $2,600,040. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and an increase in sales of targeted advertisements with higher rates. This increase is also the result of an increase in subscription revenues, partnership license fees and ecommerce transaction fees year-over-year.

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

         For the three months ended December 31, 1999, costs of revenue were $2,356,691. Costs of revenue for the comparable period in 1998 were $688,092. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenue.

    Costs of revenue in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

         GROSS PROFIT

         Gross profit as a percentage of revenue was 83% for the three months ended December 31, 1999 compared to 74% for the comparable period in 1998. The increase in the gross profit in absolute dollars and as a percentage of revenue was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues.

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

         OPERATING EXPENSES

         The Company's operating expenses have increased since inception through December 31, 1999. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three months ended December 31, 1999 and 1998 were $3,587,917 and $920,883, respectively. The increase is primarily attributable to the hiring of additional sales staff, increased commissions associated with higher sales, and expenses associated with the Company's expanded marketing and public relations campaign. The Company intends to significantly increase its sales and marketing expenses in future periods.

         PRODUCT DEVELOPMENT. Product development expenses consist of costs incurred by the Company in its development and creation of its Internet sites as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three months ended December 31, 1999 and 1998 were $1,365,915 and $394,926, respectively. The overall increase in research and development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to development expenses, stock compensation charges, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three months ended December 31, 1999 and 1998 were $3,317,673 and $804,508, respectively. The increase was primarily attributable to an increase in personnel and facilities costs to support the Company's growth. In addition, general overhead costs increased along with the Company's growth. Included in general and administrative expenses are stock compensation charges associated with the granting of stock options to a consultant and employees. Compensation charges associated with these stock options for the three months ended December 31, 1999 and 1998 were $2,689 and $70,947, respectively. These charges relate to the assumption of stock options granted to consultants and employees of companies acquired and accounted for as pooling of interest business combinations. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses.

         MERGER AND ACQUISITION RELATED EXPENSES. During the three months ended December 31, 1998, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

         AMORTIZATION OF INTANGIBLES. Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of tangible assets acquired. The Company is amortizing goodwill and identifiable intangibles relating to acquisitions over a life of three years. Amortization expense incurred by the Company for the three months ended December 31, 1999 was $19,425,479. There was no amortization expense for the comparable period in 1998.

         INTEREST INCOME. Interest income for the three months ended December 31, 1999 and 1998 was $3,897,124 and $115,772, respectively. Interest income was higher in 1999 as compared to 1998 as a result of interest earned on cash received from the sale of Preferred Stock.

         INCOME TAXES. For the three months ended December 31, 1999, the Company recorded an income tax benefit of $847,907. For the three months ended December 31, 1998, the Company did not recognize an income tax benefit or expense.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company's principal source of liquidity was $236,955,315 in cash, cash equivalents and short term investments derived primarily from the sale of the Company's preferred and common equity securities. As of December 31, 1999, the Company also had a $15,000,000 revolving line of credit that expires on August 30, 2000. All borrowings under such line of credit accrue interest at either the bank's prime lending rate (8.50% per annum as of December 31, 1999) or LIBOR plus 1.75%. As of December 31, 1999, no borrowings were outstanding under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

     Capital expenditures were approximately $970,583 and $86,694 for the three months ended December 31, 1999 and 1998, respectively. The Company has no material commitments for capital expenditures other than approximately
$250,000 relating to the purchase of computer hardware, software and the relocation of its main corporate offices. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 2000 consistent with its anticipated growth. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

    The Company maintains an investment portfolio consisting of interest bearing securities with an average maturity of less than two years. These securities are subject to interest rate risk and will fall in value if market interest rates increase. Because the Company has the ability to hold its fixed income investments until maturity, it does not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its securities portfolio.

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

YEAR 2000 RISKS

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has completed its review of the potential impact of year 2000 issues and has not to date incurred any significant costs, problems or uncertainties associated with becoming Year 2000 compliant.

         The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. Further, the Company relies, upon various vendors, financial institutions, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. While the Company's major vendors have not suffered a year 2000 business disruption to date, such a disruption could have a material adverse effect on the Company's financial condition and results of operations.

         To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its systems and year 2000 compliance matters generally.

The Company did not develop a year 2000-specific contingency plan. If year 2000 compliance issues are discovered, the Company then will evaluate the need for contingency plans relating to such issues.

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

         The Company derives a significant portion of its revenues from the sale of advertising, including advertisements on the Company's various Web sites. Many of the Company's customers purchasing advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Company's Web sites or that these customers will not move their advertising to competing Web sites or to other forms of media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Company's Web sites, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control. In addition to the factors discussed in this report, factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Additional Factors that may Affect Future Results" section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of the Company's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both municipal and corporate obligations and money market funds. As of December 31, 1999, approximately 84% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than three years. The average interest rate on the entire portfolio was approximately 6.33% as of December 31, 1999. The interest bearing securities are subject to interest rate risk and, accordingly, sharp changes in interest rates can affect the fair value of these securities. After a review of the Company's marketable investment securities, the Company believes that in the event of a hypothetical ten percent (63 basis point) increase in interest rates, the resulting decrease in fair market value of the securities would be insignificant to the financial statements.

INVESTMENT RISK. The Company has an investment in equity instruments of a privately-held, information technology company for business and strategic purposes. This investment is included in other long-term assets and is accounted for under the cost method since ownership is less than 20% and the Company does not exert significant influence over its operations. For this non-quoted investment, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company invests in short-term and long-term equity instruments of primarily publicly-held, information technology companies for business and strategic purposes. Such investments, are subject to significant fluctuations in fair market value due to the general volatility of the stock market and stock prices of information technology companies in particular.

PART II           OTHER INFORMATION

ITEM 1:  Legal Proceedings.

                  From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently involved in any legal proceedings that it believes could have, either individually or in aggregate, a material adverse effect on its business or financial condition.

ITEM 2:  Changes in Securities and use of proceeds

                  The Company issued Common Stock in connection with an acquisition as detailed in Note 3 - "Business Combinations" in the Notes to Financial Statements pursuant to Section 4(2) of the Securities Exchange Act of 1933.

ITEM 3:  Defaults Upon Senior Securities

                  None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

                  None

ITEM 5:  Other Information.

                  On October 22, 1999, the Company entered into an agreement and plan of merger with respect to the acquisition of FreeYellow.com, Inc. See notes to financial statements - Business Combinations

ITEM 6:  Exhibits and Reports on Form 8-K

                  Form 8-K was filed with the SEC on November 5, 1999 with respect to the acquisition of FreeYellow.com.

                  Form 8-K/A was filed  with the SEC on October 18, 1999 under
                  Item 2 with respect to the financial statements of Dogpile
                  LLC.

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GO2NET, INC.

Date:  February 11, 2000

                                  By:   /s/ Russell C. Horowitz
                                     -----------------------------------------
                                     Russell C. Horowitz
                                     Chief Executive  Officer, Chief Financial
                                     Officer and Director (Principal Executive
                                     and Accounting Officer)