Form 10-Q
period 2000-03-31
GO2NET INC
filed 2000-05-03
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER  0-22047

                                  GO2NET, INC.
                                 --------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       91-1710182
-------------------------------                      ----------------
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

As of April 28, 2000, there were 31,282,760 shares of the Registrant's common stock outstanding.


                                                                                                           PAGE
PART I                     FINANCIAL INFORMATION                                                           NUMBER
ITEM 1:           Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2000
                           and September 30, 1999.......................................................     3
                  Consolidated Statements of Operations for the three and six
                           months ended March 31, 2000 and 1999.........................................     4
                  Consolidated Statements of Cash Flows for the six
                           months ended March 31, 2000 and 1999.........................................     5
                  Notes to Financial Statements.........................................................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................    11

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    17

PART II                    OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    18

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    18

ITEM 3:           Defaults Upon Senior Securities.......................................................    18

ITEM 4:           Submission of Matters to a Vote of Security Shareholders..............................    18

ITEM 5:           Other Information.....................................................................    19

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    19

                  SIGNATURES............................................................................    20

Exhibit 27        Financial Data Schedule...............................................................    21

                          Go2Net, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,      September 30,
                                                                                       2000              1999
                                                                                       ----              ----
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...............................................          $  66,298,692     $  66,786,513
  Short-term investments..................................................            177,354,939       151,000,000
  Trade accounts receivable, net..........................................              9,583,842         5,712,977
  Other accounts receivable...............................................              2,154,851         3,818,410
  Deferred tax asset, net.................................................              5,680,995         2,144,637
  Prepaid expenses and other current assets...............................              1,098,109           750,848
                                                                                        ---------           -------
     Total current assets.................................................            262,171,428       230,213,385

Property and equipment, net...............................................              5,506,303         3,254,594
Other assets..............................................................              1,087,613         1,164,553
Long-term investments.....................................................             43,518,029        53,771,208
Investments in affiliates.................................................            120,332,950        21,676,129
Deposits..................................................................                250,000           250,000
Intangibles, net..........................................................            184,121,253       197,929,199
                                                                                      -----------       -----------

     Total assets.........................................................          $ 616,987,576     $ 508,259,068
                                                                                    =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................          $   2,535,821     $   1,253,843
  Accrued expenses........................................................              4,051,817         3,139,409
  Accrued compensation and benefits.......................................              1,447,420         2,425,013
  Deferred revenue........................................................             17,612,617         3,072,755
                                                                                       ----------         ---------
     Total current liabilities............................................             25,647,675         9,891,020

Deferred revenue                                                                          461,851           530,796
Deferred tax liability                                                                 39,917,781        16,905,877

COMMITMENTS AND CONTINGENCIES                                                                   -                 -

Stockholders' equity:
  Series A convertible preferred stock including additional paid in capital,
     $0.01 par value (aggregate involuntary liquidation preference of
     $300,000,000); authorized, issued and outstanding 300,000 shares at March
     31, 2000 and September 30, 1999......................................            450,850,177       450,927,510
  Common stock including additional paid in capital, $0.01 par value;
     authorized 499,000,000 shares, outstanding 31,191,078 shares at March 31,
     2000 and 29,653,033 shares at September 30, 1999.....................             85,787,111        42,721,806
  Accumulated other comprehensive income..................................             52,720,081         2,500,337
  Accumulated deficit.....................................................            (38,397,100)      (15,218,278)
                                                                                      -----------       -----------
     Total stockholders' equity...........................................            550,960,269       480,931,375
                                                                                      -----------       -----------

     Total liabilities and stockholders' equity...........................          $ 616,987,576     $ 508,259,068
                                                                                    =============     =============

                 See notes to consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months        Three Months          Six Months          Six Months
                                                         Ended               Ended                 Ended               Ended
                                                     March 31, 2000      March 31, 1999       March 31, 2000      March 31, 1999
                                                     --------------      --------------       --------------      --------------
Revenue..........................................    $  18,744,303        $   4,325,243        $  32,746,533      $   6,925,283
Costs of revenue.................................        3,016,037              938,666            5,372,728          1,626,758
                                                     -------------        -------------        -------------      -------------
    Gross profit.................................       15,728,266            3,386,577           27,373,805          5,298,525

Operating expenses:
    Sales and marketing..........................        5,576,306            1,392,019            9,164,223          2,445,780
    General and administrative...................        2,911,292              827,391            6,228,965          1,358,064
    Product development..........................        2,173,497              639,261            3,539,412          1,175,144
    Merger and acquisition related costs.........                -                    -                    -            650,257
    Amortization of intangibles..................       20,180,767                    -           39,606,246                  -
                                                     -------------        -------------        -------------      -------------

Total operating expenses.........................       30,841,862            2,858,671           58,538,846          5,629,245
                                                     -------------        -------------        -------------      -------------

Income (loss) from operations....................      (15,113,596)             527,906          (31,165,041)          (330,720)
Interest income, net.............................        4,089,096              613,406            7,986,220            729,178
                                                     -------------        -------------        -------------      -------------
Net income (loss) before taxes...................      (11,024,500)           1,141,312          (23,178,821)           398,458

Income tax expense...............................          847,907                    -                    -                  -
                                                     -------------        -------------        -------------      -------------
Net income (loss)................................      (11,872,407)           1,141,312          (23,178,821)           398,458

Preferred stock dividend.........................                -           52,930,286                    -         52,930,286
                                                     -------------        -------------        -------------      -------------
Net loss applicable to common shareholders.......     $(11,872,407)        $(51,788,974)        $(23,178,821)      $(52,531,828)
                                                     =============        =============        =============      =============
Basic and diluted net loss per share.............          $ (0.39)             $ (2.04)            $  (0.77)          $  (2.08)
                                                     =============        =============        =============      =============
Number of shares used in computing basic and
diluted net loss per share.......................       30,686,174           25,429,050           29,948,022         25,307,268



                 See notes to consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months          Six Months
                                                                                   Ended              Ended
                                                                              March 31, 2000      March 31, 1999
                                                                              --------------      --------------
     Operating activities:
       Net income (loss)..............................................             $(23,178,821)           $398,458
       Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
          Depreciation and amortization of other assets...............                  967,179             388,864
          Amortization of intangibles.................................               39,606,246                   -
          Stock compensation..........................................                    4,033              77,267
          Tax benefit from stock options..............................                4,982,073                   -
          Deferred income taxes.......................................               (6,272,644)                  -
          Changes in assets and liabilities, net of effect of
            acquisitions:
            Receivables...............................................               (2,172,461)         (1,575,175)
            Prepaid expenses and other current assets, deposits
              and other assets........................................                 (274,405)            (80,182)
            Accounts payable, accrued expenses and accrued
              compensation and benefits...............................                1,201,824           1,003,149
            Deferred revenue..........................................               10,142,272             926,116
                                                                                     ----------             -------
     Net cash provided by operating activities........................               25,005,296           1,138,497
     Investing activities:
       Purchases of marketable securities.............................             (111,253,637)        (42,797,900)
       Sales and maturities of marketable securities..................               76,469,573           1,700,000
       Purchase of property and equipment.............................               (3,152,265)           (336,353)
       Net cash used in business acquisitions.........................               (1,622,936)                  -
       Minority equity investments....................................                        -            (249,983)
                                                                                ---------------        ------------
     Net cash used in investing activities............................              (39,559,265)        (41,684,236)
     Financing activities:
       Sale of preferred stock, net...................................                  (77,333)        166,782,338
       Exercise of stock options......................................               14,143,481           2,782,431
       Payments on short term borrowings..............................                        -             (77,387)
                                                                                ---------------           ---------
     Net cash provided by financing activities........................               14,066,148         169,487,382
                                                                                     ----------         -----------
     Net increase (decrease) in cash and cash
       equivalents....................................................                 (487,821)        128,941,643
     Cash and cash equivalents at beginning
       of period......................................................               66,786,513             941,351
                                                                                     ----------             -------
     Cash and cash equivalents at end of period.......................              $66,298,692        $129,882,994
                                                                                    ===========        ============

     Non-cash financing and investing activities:
       Dividend to preferred stockholder                                                      -          52,930,286
       Stock warrants acquired for services                                           4,312,396                   -
       Common stock issued in business acquisition                                   23,935,718                   -
       Assets and liabilities recognized upon business
          acquisition, excluding cash:
           Receivables                                                                   34,845                   -
           Prepaid expenses and other assets and deposits                                17,166                   -
           Intangibles                                                               24,154,893                   -
           Accounts payable and accrued expenses                                         14,969                   -
           Deferred revenue                                                              16,249                   -
           Deferred tax liability, net                                                  260,440                   -

                See notes to consolidated financial statements.

                          GO2NET, INC. AND SUBSIDIARIES

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

    The financial statements as of March 31, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of the periods presented. The balance sheet at September 30, 1999 has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.

    These financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

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

INVESTMENTS

    Investment securities at March 31, 2000 consist of municipal and corporate debt and equity securities. The Company's securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. The Company had unrealized holding gains of $52,720,081 (net of the related tax effect of $27,060,833) reported as other comprehensive income as of March 31, 2000. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

PREMIUMS ON WARRANTS

    Premiums associated with warrants for common stock are amortized over the term of the warrant.

CONCENTRATION OF CREDIT RISK

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral on accounts receivable. The Company maintains allowances for credit losses and such losses have been within management's expectations.

    No single customer accounted for greater than 10% of total revenues during the quarters and six months ended March 31, 2000 and 1999.

    The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. The Company has invested approximately $18 million in National Discount Brokers and AskMe.com during the quarter ended March 31, 2000. At March 31, 2000, the Company held shares and warrants of CommTouch Software LTD common stock representing approximately 13.9% of CommTouch's outstanding common stock, held shares and warrants of Click2Learn, Inc. common stock representing approximately 5.8% of Click2Learn's outstanding common stock, held shares of National Discount Brokers' common stock representing approximately 1.5% of National Discount Brokers' common stock, held warrants of FindWhat.com common stock representing approximately 5.3% of FindWhat.com's common stock and held shares and warrants of AskMe.com preferred and common stock representing approximately 11.6% of AskMe.com's common stock. If there is a permanent decline in the value of these securities below cost, the decline will be reported in the Company's statement of operations. The Company's remaining portfolio, however, is diversified and consists primarily of highly-rated money market funds and short and long-term investment-grade securities.

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

FINANCIAL INSTRUMENTS

    The recorded amounts of financial instruments including cash equivalents, investments, receivables, and accounts payable approximate their fair values at March 31, 2000.

REVENUE RECOGNITION

    The Company derives its revenue from the sale of advertisements primarily on short-term contracts and ecommerce, subscription and license fees.

    Advertising revenues are recognized over the period in which the advertisements are displayed. Deferred revenues result from billings in excess of recognized revenue relating to contracts.

    The Company's ecommerce and license revenues are derived principally from product licensing, distribution, set-up, gateway and transaction fees from the use of its products. The Company also derives revenues from subscriptions and memberships.

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

    Barter transactions are recorded at the lower of the estimated fair value of the goods or services/advertisements received or the estimated fair value of the goods or services/advertisements provided. The Company has recorded deferred revenue of $5,018,610 and $825,129 as of March 31, 2000 and September 30, 1999, respectively, in connection with the receipt of stock purchase warrants as part of several of its strategic arrangements. For the three and six months ended March 31, 2000, the Company has recorded non-cash revenue related to these arrangements of $74,663 and $148,815, respectively. The Company did not record any non-cash revenue for the comparable periods in 1999. All other barter revenue for the periods presented was immaterial.

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

NET LOSS PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share", the Company has reported both basic and diluted net income per common share for each period presented. Basic income per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted income per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per common share consist of outstanding stock options and convertible preferred stock. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same. There were 16,530,312 and 9,312,594 securities at March 31, 2000 and 1999, respectively, that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

COMPREHENSIVE INCOME

    For the quarter ended March 31, 2000, total comprehensive loss was $8,091,052 which consisted of net loss of $11,872,407 and unrealized holding gains, net of tax, of $3,781,355. For the quarter ended March 31, 1999, total comprehensive income was $1,141,312 which equaled the net income for the quarter.

RECLASSIFICATIONS

    Certain balances have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

     In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN No. 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." Management has not determined the impact that adoption of FIN No. 44 will have on the Company's financial position or results of operations.

    In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet determined the impact, if any, this Issue will have on the Company's financial statements.

3.      RELATED PARTY TRANSACTIONS

     For the quarter ended March 31, 2000, the Company recognized revenues of $180,000 under licensing agreements with DirectWeb, Inc., the CEO of which was a member of the Company's Board of Directors. As of March 31, 2000 the Company had $240,000 in accounts receivable from DirectWeb, Inc. The Company recognized revenues in the quarter ended March 31, 2000 of $434,117 from Mercata and Click2Learn, Inc. under advertising, marketing, distribution and licensing agreements. Vulcan Ventures Incorporated is a minority shareholder in the Company and a shareholder in Mercata and Click2Learn, Inc. The Company recognized revenues in the quarter ended March 31, 2000 of $197,567 from AskMe.com under an advertising, marketing and distribution agreement. The Company is a minority shareholder in AskMe.com. The Company also recognized revenues in the quarter ended March 31, 2000 of $906,489 from National Discount Brokers under an advertising, marketing, distribution and license agreement. The Company and Vulcan Ventures Incorporated are minority shareholders in National Discount Brokers. As of March 31, 2000 the Company had $67,601 in accounts receivable from Digeo Broadband, Inc. The Company is a minority shareholder and Vulcan Ventures Incorporated is the majority shareholder in Digeo Broadband, Inc.

4.       SEGMENT INFORMATION

     We have identified our reportable segments based on how our operations are managed and how results are viewed by management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track expenses, operating income or assets by operating segments. Consequently, we do not disclose expenses, operating income or assets by operating segments. There have been no transactions between segments. The following results are broken out by our operating segments for the three and six months ended March 31, 2000 and 1999:


                                                      Three Months Ended                       Six Months Ended
                                              March 31, 2000     March 31, 1999       March 31, 2000      March 31, 1999
                                              --------------     --------------       --------------      --------------
Advertising Revenue                            $ 10,713,300        $ 3,443,938         $ 19,503,513         $ 5,630,091

Subscriptions, electronic
commerce, licenses and other revenue              8,031,003            881,305           13,243,020           1,295,192
                                               ------------        -----------         ------------         -----------

Consolidated Revenue                           $ 18,744,303        $ 4,325,243         $ 32,746,533         $ 6,925,283
                                               ============        ===========         ============         ===========

5.       LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or results of operations.

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

OVERVIEW

     Go2Net, Inc. (including its subsidiaries, "Go2Net" or the "Company") offers through the World Wide Web a network of branded properties and aggregated content in the categories of search and directory, small business and electronic commerce services, personal finance and multi-player games. The Company also offers electronic commerce solutions to online merchants by providing payment authorization, shopping cart technology and other services to small and medium-sized businesses. The Company is using its proprietary, scaleable technology platform to develop private label portal and ecommerce content solutions for strategic partners to extend the distribution of its products and services. Go2Net's branded Web properties offered through the Go2Net Network include:

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

    - WebMarket (www.webmarket.com), a one-stop comparison-shopping service;

    - 100Hot (www.100hot.com), a leading directory of the Web's most popular sites; and

    - PlaySite (www.playsite.com), a Java-based multiplayer games site.

     The Company has a limited operating history upon which an evaluation of its prospects can be based. The Company anticipates that advertising revenues from Internet sites and transaction based processing fees will constitute a significant portion of the revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising, subscription fees and transaction fees from its internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability in the future.
Since inception, the Company has incurred significant losses on an annual basis and, as of March 31, 2000, had an accumulated deficit of $38,397,100.
The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

     The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include the level of use of the Internet, demand for advertising and ecommerce, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers and licensing partners, advertising budgeting cycles of individual advertisers, the Company's ability to execute on its licensing strategy, the level of use of the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the development, costs and expenses relating to acquisitions, operation and expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system failures, general economic conditions and economic conditions specific to the Internet and Internet media. In seeking to effectively implement its operating strategy, the Company may elect from time to time to make certain advertising and marketing or acquisition decisions that could have a material adverse effect on the Company's business, financial condition and operating results. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarters, the Company's operating results may be below the expectations of public market analysts and stockholders. In such event, the price of the Company's common stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

REVENUE

     Total revenues for the three and six months ended March 31, 2000 were $18,744,303 and $32,746,533, respectively. Revenues for the comparable periods in 1999 were $4,325,243 and $6,925,283, respectively. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and an increase in sales of targeted advertisements with higher rates. This increase is also the result of an increase in subscription revenues, partnership license fees and ecommerce transaction fees year-over-year.

COSTS OF REVENUE

     Costs of revenue consist primarily of expenses associated with the production, enhancement, maintenance and support of the Company's Web sites. These costs consist primarily of fees paid to third parties for content included in the online properties, internet connection charges, personnel costs, equipment depreciation, and overhead allocations. Costs of revenue also include, for all periods presented, expenses associated with license agreements and royalties for revenue sharing agreements and other services.

     For the three and six months ended March 31, 2000, costs of revenue were $3,016,037 and $5,372,728, respectively. Costs of revenue for the comparable periods in 1999 were $938,666 and $1,626,758, respectively. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenue.

    Costs of revenue in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

GROSS PROFIT

     Gross profit as a percentage of revenue was 83.9% for the three months ended March 31, 2000 compared to 78.3% for the comparable period in 1999. Gross profit as a percentage of revenue was 83.6% for the six months ended March 31, 2000 compared to 76.5% for the comparable period in 1999. The increase in the gross profit in absolute dollars and as a percentage of revenue was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues.

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

     Increases in service and content offerings will also adversely affect gross margins. Furthermore, pursuant to the provisions of certain agreements with content providers, the Company shares advertising revenues upon select co-branded pages within its network. An increase in targeted advertising rates or an increase in the Company's advertising revenue within these co-branded areas could adversely affect gross margins in the future

OPERATING EXPENSES

     The Company's operating expenses have increased since inception through March 31, 2000. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and six months ended March 31, 2000 were $5,576,306 and $9,164,223, respectively. Sales and marketing expenses for the comparable periods in 1999 were $1,392,019 and $2,445,780, respectively. The increase is primarily attributable to the hiring of additional sales staff, increased commissions associated with higher sales, and expenses associated with the Company's expanded marketing and public relations campaign. The Company intends to significantly increase its sales and marketing expenses in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to product development and sales and marketing expenses, stock compensation charges, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and six months ended March 31, 2000 were $2,911,292 and $6,228,965, respectively. General and administrative expenses for the comparable periods in 1999 were $827,391 and $1,358,064, respectively. The increase was primarily attributable to an increase in personnel and facilities costs to support the Company's growth. In addition, general overhead costs increased along with the Company's growth. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses.

     PRODUCT DEVELOPMENT. Product development expenses consist of costs incurred by the Company in its development and creation of its Internet sites as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and six months ended March 31, 2000 were $2,173,497 and $3,539,412, respectively. Product development expenses for the comparable periods in 1999 were $639,261 and $1,175,144, respectively. The overall increase in product development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     MERGER AND ACQUISITION RELATED EXPENSES. During the six months ended March 31, 1999, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

     AMORTIZATION OF INTANGIBLES. Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of tangible assets acquired. The Company is amortizing goodwill and identifiable intangibles relating to acquisitions over a life of three years. Amortization expense incurred by the Company for the three months and six months ended March 31, 2000 was $20,180,767, and $39,606,246, respectively. There was no amortization expense incurred by the Company for the comparable periods in 1999.

     INTEREST INCOME. Interest income for the three and six months ended March 31, 2000 was $4,089,096 and $7,986,220, respectively. Interest income for the comparable periods in 1999 was $613,406 and $729,178, respectively. Interest income was higher in 2000 as compared to 1999 as a result of interest earned on cash received from the sale of Preferred Stock.

     INCOME TAXES. For the three and six months ended March 31, 2000, the Company recorded an income tax expense of $847,907 and $0, respectively. For the three and six months ended March 31, 1999 the Company has not recorded an income tax expense because it has utilized net operating losses carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's principal source of liquidity was $243,653,631 in cash, cash equivalents and short term investments derived primarily from the sale of the Company's preferred and common equity securities. As of March 31, 2000, the Company also had a $15,000,000 revolving line of credit that expires on August 30, 2000. All borrowings under such line of credit accrue interest at either the bank's prime lending rate (9.00% per annum as of March 31, 2000) or LIBOR plus 1.75%. As of March 31, 2000, no borrowings were outstanding under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

     Capital expenditures were $3,152,265 and $336,353 for the six months ended March 31, 2000 and March 31, 1999, respectively. The Company has entered into formal commitments for capital expenditures of approximately $7,300,000 relating to the purchase of computer hardware, software, furniture and the relocation of its main corporate offices. The Company anticipates a substantial increase in its capital expenditures through the remainder of fiscal 2000 consistent with its anticipated growth. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control. These factors include general economic conditions, specific economic conditions in the Internet industry, usage of the Internet, demand for Internet advertising and ecommerce, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers, capital expenditures and other costs relating to the expansion of operations, costs and expenses relating to acquisitions, the introduction of new products or services by the Company or its competitors, the mix of services sold, the channels through which those services are sold and pricing changes. As a strategic response to a changing competitive environment, the Company may elect from time to time to make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that period to period comparisons of its operating results are not meaningful and should not be relied upon for an indication of future performance. The Company also expects that, in the future, it may experience seasonality in its business, with advertising revenues being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the Company's Internet sites and services may be expected to decline. Due to all of the foregoing factors, it is likely that in some future quarter, the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

     The Company derives a significant portion of its revenues from the sale of advertising on the Company's various Web sites. Many of the Company's customers purchasing advertisements purchase these advertisements on a short-term basis, and many of these customers may terminate their commitments at any time without penalty. Consequently, there can be no assurance that these customers will continue or increase their level of advertising on the Company's Web sites or that these customers will not move their advertising to competing Web sites or to other forms of media. Therefore, there can be no assurance that the Company will be successful in maintaining or increasing the amount of advertising on the Company's Web sites, and the failure to do so would have a material adverse effect on the Company's business, results of operations and financial condition.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the Company's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both municipal and corporate obligations and money market funds. As of March 31, 2000, approximately 85% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than three years. The average interest rate on the entire portfolio was approximately 5.98% as of March 31, 2000. The interest bearing securities are subject to interest rate risk and, accordingly, sharp changes in interest rates can affect the fair value of these securities. After a review of the Company's marketable investment securities, the Company believes that in the event of a hypothetical ten percent (60 basis point) increase in interest rates, the resulting decrease in fair market value of the securities would be insignificant to the financial statements.

     INVESTMENT RISK. The Company has investments in equity instruments of privately-held, information technology and internet service companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method since ownership is less than 20% and the Company does not exert significant influence over the operations. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. The Company invests in short-term and long-term equity instruments of primarily publicly-held, information technology companies for business and strategic purposes. Such investments, are subject to significant fluctuations in fair market value due to the general volatility of the stock market and stock prices of information technology companies in particular.

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

ITEM 2:  Changes in Securities and Use of Proceeds

                  Go2Net made the following unregistered sales of the Company's common stock during the fiscal quarter ended March 31, 2000.


                                               Name of
                                 Amount of   Underwriter                  Persons or Class of
                   Transaction  Securities  or Placement   Consideration  Persons to whom the       Exemption from
                      Date         Sold         Agent        Received     Securities were sold   Registration Claimed
                      ----         ----         -----        --------     --------------------   --------------------
                    March 29,    54,302(1)       None           (1)       Members of Dogpile,     Section 4(2) of the
                      2000                                                        LLC              Securities Act of
                                                                                                    1933, as amended

                  (1) Pursuant to an earn out provision of the Interest Purchase Agreement dated August 4, 1999, by and among the Company, Dogpile, LLC, Pile, Inc., Thunderstone Software LLC, the stockholders of Pile and the member of Thunderstone, the Company issued additional consideration of 54,302 shares of Company common stock upon the attainment of specified milestones. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 27, 2000.


ITEM 3:  Defaults Upon Senior Securities

                  None.

ITEM 4:  Submission of Matters to a Vote of Security Shareholders

                  At the Annual Meeting of the Stockholders held on March 17, 2000, the Company's nominees for directors to serve until the 2000 Annual Meeting of Stockholders were elected, and the following proposals were approved; (i) the Go2Net, Inc. 2000 Stock Option Plan and (ii) the selection of KPMG LLP as the independent auditors of the Company for the fiscal year 2000.

                  With respect to the election of directors, the voting was as follows:


                  Nominee                            For             Withheld
                  -------                            ---             --------
                  Russell C. Horowitz             36,273,600          122,541
                  Dennis Cline                    36,260,917          135,224
                  William D. Savoy                36,229,453          166,688
                  Diane Daggatt                   36,273,270          122,871
                  William A. Fleckenstein         36,085,968          310,173

                    With respect to the approval of the Go2Net, Inc. 2000 Stock Option Plan, the voting was as follows:


                          For              Against        Abstain           Non-Votes
                          ---              -------        -------           ---------
                       20,115,864          5,838,472        45,257          10,396,548

                  With respect to the approval of the selection of KPMG LLP as the independent certified public accountants of the Company for the fiscal year 2000 the voting was as follows:


                          For            Against       Abstain         Non-Votes
                          ---            -------       -------         ---------
                      36,303,432          80,697        12,012             0

ITEM 5:  Other Information.

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

                  Form 8-K/A was filed with the SEC on January 4, 2000 and January 10, 2000 with respect to the financial statements of FreeYellow.com, Inc.

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GO2NET, INC.

Date:  May 2, 2000

                                  By:   /s/ Jeff D. Bergstrom

                                     Jeff D. Bergstrom
                                     Senior Vice President of Finance
                                     (Principal Accounting Officer)