Form 10-Q
period 2000-06-30
GO2NET INC
filed 2000-08-11
CIK 1029553

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (MARK ONE)

 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 447-1595

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes X    No


As of August 8, 2000, there were 31,378,884 shares of the Registrant's common stock outstanding.


                                                                                                           PAGE
PART I                     FINANCIAL INFORMATION                                                           NUMBER
ITEM 1:           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                           and September 30, 1999.......................................................     3
                  Condensed Consolidated Statements of Operations for the three and nine
                           months ended June 30, 2000 and 1999..........................................     4
                  Condensed Consolidated Statements of Cash Flows for the nine
                           months ended June 30, 2000 and 1999..........................................     5
                  Notes to Condensed Consolidated Financial Statements..................................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..........................................    12

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    18

PART II                    OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    19

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    19

ITEM 3:           Defaults Upon Senior Securities.......................................................    19

ITEM 4:           Submission of Matters to a Vote of Security Shareholders..............................    19

ITEM 5:           Other Information.....................................................................    19

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    19

                  SIGNATURES............................................................................    20

Exhibit 27        Financial Data Schedule...............................................................    21


                          Go2Net, Inc. and Subsidiaries

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                      June 30,        September 30,
                                                                                        2000              1999
                                                                                    -------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents...............................................          $  16,166,219     $  66,786,513
  Short-term investments..................................................            211,084,740       151,000,000
  Trade accounts receivable, net..........................................             10,558,766         5,712,977
  Other accounts receivable...............................................              2,686,331         3,818,410
  Deferred tax asset, net.................................................              8,889,952         2,144,637
  Prepaid expenses and other current assets...............................              1,517,651           750,848
                                                                                    -------------     -------------
     Total current assets.................................................            250,903,659       230,213,385

Property and equipment, net...............................................             11,566,978         3,254,594
Other assets..............................................................              1,216,492         1,164,553
Long-term investments.....................................................             55,773,858        53,771,208
Other investments.........................................................             98,917,725        21,676,129
Deposits..................................................................                200,000           250,000
Intangibles, net..........................................................            163,782,232       197,929,199
                                                                                    -------------     -------------

     Total assets.........................................................          $ 582,360,944     $ 508,259,068
                                                                                    =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................          $   2,298,996     $   1,253,843
  Accrued expenses........................................................              4,622,186         3,139,409
  Accrued compensation and benefits.......................................              1,359,698         2,425,013
  Deferred revenue........................................................             19,679,077         3,072,755
                                                                                    -------------     -------------
     Total current liabilities............................................             27,959,957         9,891,020

Deferred revenue..........................................................              5,370,343           530,796
Deferred tax liability....................................................             26,213,534        16,905,877

COMMITMENTS AND CONTINGENCIES                                                                   -                 -

Stockholders' equity:
  Series A convertible preferred stock including additional paid in capital,
     $0.01 par value (aggregate involuntary liquidation preference of
     $300,000,000); authorized, issued and outstanding 300,000 shares at June
     30, 2000 and September 30, 1999......................................            450,832,439       450,927,510
  Common stock including additional paid in capital, $0.01 par value;
     authorized 499,000,000 shares, outstanding 31,319,652 shares at June 30,
     2000 and 29,653,033 shares at September 30, 1999.....................             93,536,026        42,721,806
  Accumulated other comprehensive income..................................             28,378,305         2,500,337
  Accumulated deficit.....................................................           (49,929,660)      (15,218,278)
                                                                                    -------------     -------------
     Total stockholders' equity...........................................            522,817,110       480,931,375
                                                                                    -------------     -------------

     Total liabilities and stockholders' equity...........................          $ 582,360,944     $ 508,259,068
                                                                                    =============     =============



                 See notes to condensed consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months     Three Months      Nine Months      Nine Months
                                                        Ended            Ended            Ended            Ended
                                                     June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                     -------------    -------------    -------------    -------------
Revenue ..........................................   $  23,015,093    $   5,726,004    $  54,994,862       12,651,287
Costs of revenue .................................       3,630,110        1,205,310        9,002,838        2,832,068
                                                     -------------    -------------    -------------    -------------
    Gross profit .................................      19,384,983        4,520,694       45,992,024        9,819,219

Operating expenses:
    Sales and Marketing ..........................       6,123,228        1,737,938       15,287,451        4,034,825
    General and administrative ...................       3,799,486        2,108,632       10,028,451        3,756,141
    Product development ..........................       2,737,940          904,022        6,277,352        1,938,613
    Merger and acquisition related costs .........            --               --               --            650,257
    Amortization of intangibles ..................      20,359,253        2,740,763       59,965,499        2,740,763
                                                     -------------    -------------    -------------    -------------

Total operating expenses .........................      33,019,907        7,491,355       91,558,753       13,120,599
                                                     -------------    -------------    -------------    -------------

Loss from operations .............................     (13,634,924)      (2,970,661)     (45,566,729)      (3,301,380)
Interest income, net .............................       4,298,039        2,422,248       12,284,259        3,151,426
                                                     -------------    -------------    -------------    -------------
Net loss before taxes ............................      (9,336,885)        (548,413)     (33,282,470)        (149,954)

Income tax expense ...............................         940,164           18,533          940,164           18,533
                                                     -------------    -------------    -------------    -------------
Loss before cumulative effect of a change in
  accounting principle ...........................     (10,277,049)        (566,946)     (34,222,634)        (168,487)

Cumulative effect on prior year of a change in
  accounting principle ...........................            --               --            488,748             --
                                                     -------------    -------------    -------------    -------------
    Net loss .....................................     (10,277,049)        (566,946)     (34,711,382)        (168,487)

Preferred stock dividend .........................            --        107,000,447             --        159,930,733
                                                     -------------    -------------    -------------    -------------
Net loss applicable to common shareholders .......     (10,277,049)    (107,567,393)     (34,711,382)    (160,099,220)
                                                     =============    =============    =============    =============

Amounts per basic and diluted common share:
Net loss applicable to common shareholders
  before cumulative effect of a change in
  accounting principle ...........................           (0.33)           (4.07)           (1.12)           (6.23)
Cumulative effect on prior year of a change in
  accounting principle ...........................            --               --              (0.01)            --
                                                     -------------    -------------    -------------    -------------
    Net loss applicable to common shareholders ...           (0.33)           (4.07)           (1.13)           (6.23)
                                                     =============    =============    =============    =============

Pro forma amounts assuming the new accounting
  policy is applied retroactively:
Net loss .........................................     (10,277,049)        (566,946)     (34,222,634)        (168,487)
Net loss applicable to common shareholders per
  basic and diluted common share .................           (0.33)           (4.07)           (1.12)           (6.23)
Number of shares used in computing basic and
  diluted net loss per share .....................      31,290,624       26,401,610       30,668,756       25,668,028



                 See notes to condensed consolidated financial statements.

                          Go2Net, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months      Nine Months
                                                                        Ended            Ended
                                                                    June 30, 2000    June 30, 1999
                                                                    -------------    -------------
Operating activities:
  Net loss ......................................................   $ (34,711,382)   $    (168,487)
  Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization of other assets ..............       1,960,368          617,063
     Amortization of intangibles ................................      59,965,499        2,740,763
     Deferred income taxes ......................................        (998,080)        (295,645)
     Stock compensation .........................................           4,530          770,921
     Cumulative effect on prior year of a change in accounting
       principle ................................................         488,747            --
     Changes in working capital:
       Receivables ..............................................      (3,678,865)      (3,327,813)
       Prepaid expenses, other current assets, deposits and other
         assets .................................................        (829,524)        (136,395)
       Accrued compensation and benefits ........................      (1,068,975)         572,238
       Accounts payable and accrued expenses ....................       4,203,089        1,757,487
       Deferred revenue .........................................      16,628,476          602,873
                                                                    -------------    -------------
Net cash provided by operating activities .......................      41,963,883        3,133,005


Investing activities:
  Purchases of marketable securities ............................    (232,624,161)    (218,567,507)
  Sales and maturities of marketable securities .................     137,060,473       51,100,000
  Purchases of property and equipment ...........................      (9,913,529)      (1,209,326)
  Net cash used in business acquisitions ........................      (1,643,167)        (166,098)
                                                                    -------------    -------------
Net cash used in investing activities ...........................    (107,120,384)    (168,842,931)



Financing activities:
  Proceeds from exercise of options .............................      14,387,374        6,970,157
  Sale of common stock under employee stock purchase plan .......         243,904             --
  Payments on short term borrowing ..............................            --            (90,616)
  Sale of preferred stock, net...................................         (95,071)     291,065,452
                                                                    -------------    -------------

Net cash provided by financing activities .......................      14,536,207      297,944,993
                                                                    -------------    -------------
Net increase (decrease) in cash and cash
  equivalents ...................................................     (50,620,294)     132,235,067
Cash and cash equivalents at beginning
  of period .....................................................      66,786,513          941,351
                                                                    -------------    -------------
Cash and cash equivalents at end of period ......................   $  16,166,219    $ 133,176,418
                                                                    -------------    -------------
                                                                    -------------    -------------
Non-cash financing and investing activities:
  Dividend to preferred stockholder .............................            --        159,930,733
  Stock warrants acquired for services ..........................       4,312,396             --
  Common stock issued in business acquisition ...................      23,935,718       49,032,056
  Assets and liabilities recognized upon business acquisition, excluding cash:
      Receivables ...............................................          34,845           53,670
      Prepaid expenses and other assets and deposits ............          17,166           85,217
      Intangibles ...............................................      24,154,893       48,891,803
      Accounts payable and accrued expenses .....................          14,969          140,292
      Deferred revenue ..........................................          16,249             --
      Deferred tax liability, net ...............................         260,440             --

  Unrealized gain (loss) on marketable securities ...............      43,807,600         (362,940)

                 See notes to condensed consolidated financial statements.

                          GO2NET, INC. AND SUBSIDIARIES

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

     The condensed consolidated financial statements as of June 30, 2000 and 1999 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results of the periods presented. The balance sheet at September 30, 1999 has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations.

     These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending September 30, 2000.

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

INVESTMENTS

     Investment securities at June 30, 2000 consist of municipal and corporate debt and equity securities. The Company's securities are classified as available-for-sale and are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. The Company had unrealized holding gains of $28,378,305 (net of the related tax effect of $15,429,295) reported as accumulated other comprehensive income as of June 30, 2000. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

     No single customer accounted for greater than 10% of total revenues during the quarters and nine months ended June 30, 2000 and 1999.

     The Company is also subject to risks related to the significant balances of cash, cash equivalents, short-term and long-term investments. The Company has invested approximately $15 million in iMandi Corporation and Sandbox.com during the quarter ended June 30, 2000. At June 30, 2000, the Company held shares and warrants of CommTouch Software LTD common stock representing approximately 13.4% of CommTouch's outstanding common stock, held shares and warrants of Click2Learn, Inc. common stock representing approximately 5.1% of Click2Learn's outstanding common stock, held shares of National Discount Brokers' common stock representing approximately 1.5% of National Discount Brokers' common stock, held warrants of FindWhat.com common stock representing approximately 5.3% of FindWhat.com's common stock, held shares and warrants of AskMe.com preferred and common stock representing approximately 11.6% of AskMe.com's common stock, held shares of iMandi Corporation convertible preferred stock representing approximately 6.0% of iMandi's common stock on an if converted basis and held shares of Sandbox.com convertible preferred stock representing approximately 6.1% of Sandbox.com's common stock on an if converted basis. If there is a permanent decline in the value of these securities below cost, the decline will be reported in the Company's statement of operations. The Company's remaining portfolio, however, is diversified and consists primarily of highly-rated money market funds and short and long-term investment-grade securities.

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

FINANCIAL INSTRUMENTS

     The recorded amounts of financial instruments including cash equivalents, investments, receivables, and accounts payable approximate their fair values at June 30, 2000.

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

     Barter transactions are recorded at the lower of the estimated fair value of the goods or services/advertisements received or the estimated fair value of the goods or services/advertisements provided. The Company has recorded deferred revenue of $3,843,403 and $825,129 as of June 30, 2000 and September 30, 1999,
respectively, in connection with the receipt of stock purchase warrants as part of several of its strategic arrangements. For the three and nine months ended June 30, 2000, the Company has recorded non-cash revenue related to these arrangements of $1,084,724 and $1,233,521, respectively. The Company did not record any non-cash revenue for the comparable periods in 1999. All other barter revenue for the periods presented was immaterial.

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

NET LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share", the Company has reported both basic and diluted net income per common share for each period presented. Basic income per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted income per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per common share consist of outstanding stock options and convertible preferred stock. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same. There were 14,907,151 and 14,649,133 securities at June 30, 2000 and 1999, respectively, that could potentially dilute basic earnings per share (EPS) in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

COMPREHENSIVE INCOME

     For the quarter ended June 30, 2000, total comprehensive loss was $34,618,825 which consisted of net loss of $10,277,049 and unrealized holding losses, net of tax, of $24,341,776. For the quarter ended June 30, 1999, total comprehensive loss was $929,886 which consisted of net loss of $566,946 and unrealized holding losses, net of tax, of $362,940. For the nine months ended June 30, 2000, total comprehensive loss was $10,406,500, which consisted of net loss of $34,711,382 and unrealized holding gains of $24,304,882. For the nine months ended June 30, 1999, total comprehensive loss was $531,427, which consisted of net loss of $168,487 and unrealized holding losses, net of tax, of $362,940.

RECLASSIFICATIONS

     Certain balances have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

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

3.   CHANGE IN ACCOUNTING PRINCIPLE

     Prior to April 1, 2000, the Company recorded revenues from customers for set-up fees when the service was completed. As a result of the Securities and Exchange Commission's release of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", the Company changed its method of recognizing the set-up fees to a straight-line basis over the estimated period of the related service agreements. The $488,748 cumulative effect of the change on prior year (after a reduction for income taxes of $251,780) is included in income of the nine months ended June 30, 2000. The effect of the change on the first and second quarters of fiscal year 2000 is as follows:


                                                                             Three Months Ended
                                                                    December 31, 1999   March 31, 2000
                                                                    -----------------   --------------
Net loss as originally reported                                     $     11,306,414      $ 11,872,407
Effect of change in accounting principle                                     595,793           170,971
                                                                    -----------------   --------------
Loss before cumulative effect of a change in accounting principle         11,902,207        12,043,378
Cumulative effect on prior year of a change in accounting principle          488,748           --
                                                                    -----------------   --------------
  Net loss as restated                                              $     12,390,955      $ 12,043,378
                                                                    =================   ==============

Amounts per common share:
Net loss as originally reported                                                 0.38              0.39
Effect of a change in accounting principle                                      0.02              0.01
                                                                    -----------------   --------------
Loss before cumulative effect of a change in accounting principle               0.40              0.40
Cumulative effect on prior year of a change in accounting principle             0.01           --
                                                                    -----------------   --------------
  Net loss as restated                                                          0.41              0.40
                                                                    =================   ==============



The effect of the change on the third quarter of fiscal year 2000 was to increase net income $76,752 ($0.00 per share). The pro forma amounts reflect the effect of retroactive application of SAB101 that would have been made in 1999 had the new method been in effect. There was no impact to the first, second or third quarters of fiscal year 1999. The cumulative effect of the change on prior year related solely to the three months ended September 30, 1999.

4.   RELATED PARTY TRANSACTIONS

     For the three and nine months ended June 30, 2000, the Company recognized revenues of $230,000 and $565,000, respectively under licensing agreements with DirectWeb, Inc., the CEO of which was a member of the Company's Board of Directors. As of June 30, 2000 the Company had $255,000 in accounts receivable from DirectWeb, Inc. The Company recognized revenues in the three and nine months ended June 30, 2000 of $470,593 and $1,357,782, respectively from Mercata and Click2Learn, Inc. under advertising, marketing, distribution and licensing agreements. Vulcan Ventures Incorporated is a minority shareholder in the Company and a shareholder in Mercata and Click2Learn, Inc. The Company recognized revenues in the three and nine months ended June 30, 2000 of $493,537 and $691,104, respectively from AskMe.com under an advertising, marketing and distribution agreement. The Company is a minority shareholder in AskMe.com. The Company recognized revenues in the three and nine months ended June 30, 2000 of $1,878,276 and $2,784,765, respectively from National Discount Brokers under an advertising, marketing, distribution and license agreement. The Company and Vulcan Ventures Incorporated are minority shareholders in National Discount Brokers. The Company also recognized revenues in the three and nine months ended June 30, 2000 of $166,666 and $166,666, respectively from iMandi Corporation under an advertising, marketing and distribution agreement. The Company and Vulcan Ventures Incorporated are minority shareholders in iMandi Corporation. As of June 30, 2000 the Company had $226,727 in accounts receivable from Digeo Broadband, Inc. The Company is a minority shareholder and Vulcan Ventures Incorporated is the majority shareholder in Digeo Broadband, Inc. Related party transactions were immaterial for the comparable periods in 1999.

5.   SEGMENT INFORMATION

     We have identified our reportable segments based on how our operations are managed and how results are viewed by chief operating decision makers. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company does not track expenses, operating income or assets by operating segments. Consequently, we do not disclose expenses, operating income or assets by operating segments. There have been no transactions between segments. The following results are broken out by our operating segments for the three and nine months ended June 30, 2000 and 1999:


                                                   Three Months Ended              Nine Months Ended
                                             June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                             -------------   -------------   -------------   -------------
Advertising Revenue                          $  10,936,776   $   4,780,120   $  30,153,319   $  10,410,212
Subscriptions, electronic
commerce, licenses and other
revenue                                         12,078,317         945,884      24,841,543       2,241,075
                                             -------------   -------------   -------------   -------------
Consolidated Revenue                         $  23,015,093   $   5,726,004   $  54,994,862   $  12,651,287
                                             =============   =============   =============   =============


6.   SUBSEQUENT EVENT

     On July 26, 2000, Go2Net, Inc. (the "Company"), InfoSpace, Inc. ("InfoSpace") and Giants Acquisition Corp., a wholly-owned subsidiary of InfoSpace ("Merger Sub"), entered into a definitive Agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of InfoSpace. At the effective time of the Merger, all outstanding shares of the Company's capital stock will be exchanged for shares of InfoSpace common stock. At the effective time of the merger, options to purchase Company capital stock will be exchanged for options to purchase shares of InfoSpace common stock, and the exercise price and number of shares of Company capital stock subject to each such Company option shall be appropriately adjusted to reflect the exchange ratio. Each share of Company common stock will be exchanged for 1.82 shares of InfoSpace common stock. The Merger is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval both of the Company's stockholders and InfoSpace's stockholders. The transaction will qualify as tax-free reorganization, and the parties intend for it to be accounted for as a pooling.

7.   LEGAL PROCEEDINGS

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

     The Company has a limited operating history upon which an evaluation of its prospects can be based. The Company anticipates that advertising revenues from Internet sites and transaction based processing fees will constitute a significant portion of the revenues during the foreseeable future. The Company believes that its success will depend upon its ability to generate revenues from advertising, subscription fees and transaction fees from its internet sites, which cannot be assured. The Company's ability to generate revenues is subject to substantial uncertainty. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by emerging growth companies in general, and specifically with respect to the new and rapidly evolving market for Internet-based products and services. To address these risks, the Company must, among other things, effectively establish, develop and maintain relationships with advertising customers, advertising agencies and other third parties, enter into distribution relationships and strategic alliances to drive traffic to its Websites, provide original and compelling products and services to Internet users, develop and upgrade its technology, respond to competitive developments, attract new qualified personnel and retain existing qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so would have a material adverse effect on the Company's business, financial condition and operating results. Additionally, the Company's lack of an extensive operating history makes prediction of future operating results difficult. Accordingly, there can be no assurance that the Company will be able to generate significant revenues or that the Company will achieve, or maintain profitability in the future. Since inception, the Company has incurred significant losses on an annual basis and, as of June 30, 2000, had an accumulated deficit of $49,929,660. The Company currently intends to substantially increase its operating expenses in order to, among other things, expand and improve its Internet operations, fund increased advertising and marketing efforts, expand and improve its Internet user support capabilities and develop new Internet technologies, applications and other products and services.

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

RESULTS OF OPERATIONS

REVENUE

     Total revenues for the three and nine months ended June 30, 2000 were $23,015,093 and $54,994,862, respectively. Revenues for the comparable periods in 1999 were $5,726,004 and $12,651,287, respectively. The increase in revenue is the result of the development and increase in usage of the Company's Web sites over the last year resulting in an increase in the number of advertisers purchasing advertising banners on the Company's Web sites, an increase in sponsorship advertising revenue, and an increase in sales of targeted advertisements with higher rates. This increase is also the result of an increase in subscription revenues, partnership license fees and ecommerce transaction fees year-over-year.

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

     For the three and nine months ended June 30, 2000, costs of revenue were $3,630,110 and $9,002,838, respectively. Costs of revenue for the comparable periods in 1999 were $1,205,310 and $2,832,068, respectively. The increase is due primarily to increases in support and maintenance costs as a result of the increase in traffic, along with increased royalties associated with the increase in revenue.

     Costs of revenue in future periods are expected to increase in absolute dollars and may increase as a percentage of revenues as the Company increases costs to support expanded services and content.

GROSS PROFIT

     Gross profit as a percentage of revenue was 84.2% for the three months ended June 30, 2000 compared to 78.9% for the comparable period in 1999. Gross profit as a percentage of revenue was 83.6% for the nine months ended June 30, 2000 compared to 77.6% for the comparable period in 1999. The increase in the gross profit in absolute dollars and as a percentage of revenue was due primarily to the fact that revenues have increased at a faster rate than costs to support those revenues.

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

     The Company's operating expenses have increased since inception through June 30, 2000. This reflects the Company's investment in infrastructure and personnel costs to develop, market and sell its services. The Company believes that continued expansion of operations is essential to achieving and maintaining market share. As a result, the Company intends to continue to increase expenditures in all operating areas for the foreseeable future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of sales and marketing personnel costs, agency and consulting fees, travel, and promotional and advertising expenses. Sales and marketing expenses incurred by the Company for the three and nine months ended June 30, 2000 were $6,123,228 and $15,287,451, respectively. Sales and marketing expenses for the comparable periods in 1999 were $1,737,938 and $4,034,825, respectively. The increase is primarily attributable to the hiring of additional sales staff, increased commissions associated with higher sales, and expenses associated with the Company's expanded marketing and public relations campaign. The Company intends to significantly increase its sales and marketing expenses in future periods.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation not otherwise attributable to product development and sales and marketing expenses, stock compensation charges, rent expense, fees for professional services and other general corporate purposes. General and administrative expenses for the three and nine months ended June 30, 2000 were $3,799,486 and $10,028,451, respectively. General and administrative expenses for the comparable periods in 1999 were $2,108,632 and $3,756,141, respectively. The increase was primarily attributable to an increase in personnel and facilities costs to support the Company's growth. In addition, general overhead costs increased along with the Company's growth. The Company anticipates that its general and administrative expenses may continue to increase in absolute dollars as the Company expands its administrative and executive staff, adds infrastructure and integrates acquired technologies and businesses.

     PRODUCT DEVELOPMENT. Product development expenses consist of costs incurred by the Company in its development and creation of its Internet sites as well as enhancements to the sites. Product development expenses include compensation and related expenses, costs of computer hardware and software, and the cost of acquiring, designing and developing Internet technologies, products and services. All of the costs incurred to date in connection with the development of the Company's Internet sites have been expensed. Product development expenses incurred by the Company for the three and nine months ended June 30, 2000 were $2,737,940 and $6,277,352, respectively. Product development expenses for the comparable periods in 1999 were $904,022 and $1,938,613, respectively. The overall increase in product development expenses was primarily due to increased engineering staffing to continue to develop and enhance the Company's expanded product offerings. The Company believes that significant investments in enhancing its Internet sites will be necessary to be competitive. As a result, the Company may continue to incur, or increase the level of, product development expenses.

     MERGER AND ACQUISITION RELATED EXPENSES. During the nine months ended June 30, 1999, the Company incurred $650,257 related to the merger with Web21, Inc. The expenses were primarily for investment banking, legal, accounting and other professional fees. The Company may in the future, acquire businesses, technologies, and other Web sites.

     AMORTIZATION OF INTANGIBLES. Goodwill and other purchased intangibles represent the excess of the purchase price over the fair value of tangible assets acquired. The Company is amortizing goodwill and identifiable intangibles relating to acquisitions over a life of three years. Amortization expense incurred by the Company for the three months and nine months ended June 30, 2000 was $20,359,253, and $59,965,499, respectively. Amortization expense for both the comparable periods in 1999 was $2,740,763.

     INTEREST INCOME. Interest income for the three and nine months ended June 30, 2000 was $4,298,039 and $12,284,259, respectively. Interest income for the comparable periods in 1999 was $2,422,248 and $3,151,426, respectively. Interest income was higher in 2000 as compared to 1999 as a result of interest earned on cash received from the sale of Preferred Stock as well as higher interest rates in 2000.

     INCOME TAXES. For the three and nine months ended June 30, 2000, the Company recorded an income tax expense of $940,164. Income tax expense for both the comparable periods in 1999 was $18,533.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's principal source of liquidity was $227,250,959 in cash, cash equivalents and short-term investments derived primarily from the sale of the Company's preferred and common equity securities. As of June 30, 2000, the Company also had a $15,000,000 revolving line of credit that expires on August 30, 2000. All borrowings under such line of credit accrue interest at either the bank's prime lending rate (9.50% per annum as of June 30, 2000) or LIBOR plus 1.75%. As of June 30, 2000, no borrowings were outstanding under this line of credit. The Company has primarily financed its operations through the sale of equity securities.

     Capital expenditures were $9,913,529 and $1,209,326 for the nine months ended June 30, 2000 and June 30, 1999, respectively. The Company has entered into formal commitments for capital expenditures of approximately $2,500,000 relating to the purchase of computer hardware, software, furniture and the relocation of its main corporate offices. The Company anticipates an increase in its capital expenditures through the remainder of fiscal 2000 consistent with its anticipated growth. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the Company's investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short-term investments in a variety of securities, including both municipal and corporate obligations and money market funds. As of June 30, 2000, approximately 79% of the Company's total portfolio matures in one year or less, with the remainder maturing in less than three years. The average interest rate on the entire portfolio was approximately 6.52% as of June 30, 2000. The interest bearing securities are subject to interest rate risk and, accordingly, sharp changes in interest rates can affect the fair value of these securities. After a review of the Company's marketable investment securities, the Company believes that in the event of a hypothetical ten percent (65 basis point) increase in interest rates, the resulting decrease in fair market value of the securities would be insignificant to the financial statements.

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

          None

ITEM 3: Defaults Upon Senior Securities

          None.

ITEM 4: Submission of Matters to a Vote of Security Shareholders

          None

ITEM 5: Other Information.

          On July 26, 2000, Go2Net, Inc. (the "Company"), InfoSpace, Inc. ("InfoSpace") and Giants Acquisition Corp., a wholly-owned subsidiary of InfoSpace ("Merger Sub"), entered into a definitive Agreement and Plan of Reorganization (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger and becoming a wholly-owned subsidiary of InfoSpace. At the effective time of the Merger, all outstanding shares of the Company's capital stock will be exchanged for shares of InfoSpace common stock. At the effective time of the merger, options to purchase Company capital stock will be exchanged for options to purchase shares of InfoSpace common stock, and the exercise price and number of shares of Company capital stock subject to each such Company option shall be appropriately adjusted to reflect the exchange ratio. Each share of Company common stock will be exchanged for 1.82 shares of InfoSpace common stock. The Merger is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval both of the Company's stockholders and InfoSpace's stockholders. The transaction will qualify as a tax-free reorganization, and the parties intend for it to be accounted for as a pooling.

ITEM 6: Exhibits and Reports on Form 8-K

          Form 8-K was filed with the SEC on July 31, 2000 with respect to the proposed Agreement and Plan of Reorganization between the Company, Infospace, Inc. and Giants Acquisition Corp., a wholly owned subsidiary of Infospace, Inc.

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacity so indicated.

                                  GO2NET, INC.

Date: August 11, 2000

                                  By:   /s/ Jeff D. Bergstrom
                                     -------------------------------------------
                                     Jeff D. Bergstrom
                                     Senior Vice President of Finance
                                     (Principal Accounting Officer)